Form 10-Q
period 1995-09-30
UNION PLAZA HOTEL & CASINO INC
filed 1995-11-09
CIK 87918

UNITED STATES

           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                       FORM 10-Q


Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended    September 30, 1995

Commission file Number    0-8133

           Union Plaza Hotel and Casino Inc.
(Exact name of registrant as specified in its charter)

Nevada                                      88-0110085
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification No.)
No. One Main Street,                        89125
Las Vegas, Nevada                          (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code:
(702) 386-2110

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                    YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

Common Stock, $.50 Par Value - 761,719 shares as of September 30,
1995

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

SEPTEMBER 30, 1995 and DECEMBER 31, 1994

ASSETS
                                         SEPTEMBER 30,      DECEMBER 31,
                                              1995              1994
Current Assets:
   Cash                                     $ 2,089,000      $ 2,744,000
   Accounts receivable                          537,000          597,000
   Inventories of food, beverage
     and supplies                               457,000          463,000
   Prepaid expense                            1,422,000        1,292,000

Total current assets                          4,505,000        5,096,000




Property and equipment:
   Land                                       6,912,000        6,912,000
   Buildings                                 56,643,000       56,331,000
   Leasehold improvements                     3,456,000        3,453,000
   Furniture and equipment                   33,572,000       34,048,000

                                            100,583,000      100,744,000
   Less accumulated depreciation
     and amortization                        54,840,000       53,856,000

Net property and equipment                   45,743,000       46,888,000

   Other assets                               2,308,000        2,402,000

                                             52,556,000       54,386,000










The accompanying notes are an integral part of these financial statements.


LIABILITIES AND STOCKHOLDERS' EQUITY

                                         SEPTEMBER 30,      DECEMBER 31,
                                            1995               1994
Current liabilites:
   Accounts payable                           1,985,000     $  2,141,000
   Accrued liabilities                        1,956,000        2,227,000
   Current portion of long-term debt            236,000          236,000
   Current portion of obligations under
     capital leases                             544,000          544,000
               Total current liablilities     4,721,000        5,148,000

Long-term debt, less current portion         21,294,000       22,514,000

Obligations under capital leases, less
   current portion                            4,461,000        4,861,000

Deferred income taxes                         4,123,000        4,123,000
                                             34,599,000       36,646,000

Commitments and contingencies


Stockholders' equity:
   Common stock, $.50 par value; authorized
     20,000,000 shares; issued 1,500,000
     shares; Outstanding 761,719 shares at
     September 30, 1995 and 764,219 shares
     at December 31, 1994.                      750,000          750,000
   Additional paid-in capital                 5,462,000        5,462,000
   Retained earnings                         25,534,000       25,267,000
                                             31,746,000       31,479,000
   Less treasury stock, at cost, 738,281 shares
     at September 30, 1995 and 735,781 shares
     at December 31, 1994                    13,789,000       13,739,000
Total stockholders' equity                   17,957,000       17,740,000

                                             52,556,000       54,386,000








The accompanying notes are an integral part of these financial statements.

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME


NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

Amounts in thousands, except per share data
                                    NINE MONTHS       THREE MONTHS
                                    ENDED SEPT 30,    ENDED SEPT 30,
                                       1995     1994     1995     1994
Revenues:
   Casino                          $ 27,448 $ 29,890 $  8,819 $  9,403
   Food and Beverage                  6,659    7,324    2,219    2,009
   Rooms                              8,747    8,839    2,808    2,844
   Other                              1,659    1,699      573      585

     Gross revenues                  44,513   47,752   14,419   14,841
   Less promotional complimentaries   5,879    5,830    1,959    1,861

Net revenues                         38,634   41,922   12,460   12,980

Operating expenses:
   Casino                            10,964   11,003    3,709    3,665
   Food and Beverage                  9,258   10,652    3,305    3,013
   Rooms                              3,786    3,785    1,350    1,267
   General and administrative         3,034    3,669      832    1,202
   Entertainment                        345      266      115      118
   Advertising and promotion            245      352      139      192
   Utilities and maintenance          4,351    4,507    1,699    1,689
   Depreciation and amortization      3,206    3,056    1,081    1,022
   Provisions for doubtful account        2       15       14      (11)
   Other costs and expenses           1,062    1,034      368      344

      Total operating expenses       36,253   38,339   12,612   12,501

      Operating income                2,381    3,583     (152)     479

Other income (expense):
   Interest income                       27       13        9        8
   Interest expense                  (2,002)  (1,800)    (648)    (619)

      Total other income (expense)   (1,975)  (1,787)    (639)    (611)

Income before income taxes              406    1,796     (791)    (132)
Income taxes                            138      606     (269)     (49)

Net Income                              268    1,190     (522)     (83)

Earnings per common share             $0.35    $1.53   ($0.69)  ($0.11)




The accompanying notes are an integral part of these financial statements

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
           (UNAUDITED)
FOR NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
Amounts in thousands, except per share data
                                                      1995       1994
Cash flows from operating activities:
   Cash received from customers                   $   38,622 $   42,018
   Cash paid to suppliers and employees              (33,653)   (37,178)
   Interest received                                      38         30
   Interest paid                                      (2,002)    (1,800)
   Income taxes paid                                       0          0
      Net cash provided by operating activities        3,005      3,070

Cash flows from investing activities:
   Proceeds from sale of property and equipment            0          0
   Proceeds from sale of bonds                             0          0
   Purchase of property and equipment                 (1,990)    (1,825)
      Net cash used in investing activities           (1,990)    (1,825)

Cash flows from financing activities:
   Proceeds from note payable to Stockholder               0      5,200
   Principal payments on capital lease                  (400)      (349)
   Principal payments on long-term debt               (1,220)    (6,026)
   Purchase of Treasury Stock                            (50)      (515)
      Net cash used in financing activities           (1,670)    (1,690)

Net increase/(decrease) in cash and cash equivalents    (655)      (445)
Cash and cash equivalents, at 12/31/94 & 12/31/93      2,744      3,170

Cash and cash equivalents, at 9/30/95 & 9/30/94        2,089      2,725

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES

Net income for period ended 9/30/95 and 9/30/94          268      1,190

   Adjustments to reconcile net income to
      Net cash provided by operating activities:
      Depreciation and amortization                    3,206      3,166
      Gain on sale of assets                               0          0
      Bad debt expense                                     2         15
   (Increase) decrease in assets:
         Accounts receivable                              47        100
         Interest receivable                              11         17
         Inventories                                       6         67
         Prepaid expenses                               (130)        50
         Other assets                                     23       (565)
   Increase (decrease) in liabilities:
         Accounts payable and accrued expenses          (482)      (970)
         Interest payable                                  0          0
         Deferred income tax                              54          0
           Total adjustments                           2,737      1,880

Net cash provided by operating activites               3,005      3,070

The accompanying notes are an integral part of these financial statements

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of Union Plaza Hotel and Casino, Inc. (the Company) and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

NATURE OF THE OPERATIONS AND BASIS OF ACCOUNTING

       The Company's wholly-owned subsidiary, Union Plaza Operating Company, operates hotel and gaming operations in downtown Las Vegas, Nevada. A substantial portion of the operating revenues of the Company's subsidiary is derived from gaming operations which are subject to extensive regulations in the State of Nevada by the Gaming Commission, the Gaming Control Board and local regulatory agencies.

       Management believes that the Company's procedures for supervising casino operations, recording casino and other revenues and for granting credit comply in all material respects with applicable regulations.

       The Company has no other materially important subsidiaries or operations.

CASINO RECEIVABLES AND REVENUE

     Credit is extended to certain casino customers and the Company records all unpaid advances as casino receivables on the date credit was granted. Allowances for estimated uncollectable casino receivables are provided to reduce the receivables to amounts anticipated to be collected. The Company recognizes as casino revenue the net win (which is the difference between amounts wagered and amounts paid to winning patrons) from gaming activities.

PROMOTIONAL ALLOWANCES

       Gross revenues include the retail value of complimentary food and beverage and hotel services furnished to customers. The retail value of these promotional allowances is deducted to arrive at net revenues.

PROPERTY AND EQUIPMENT

       Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expenses as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Depreciation, including amortization of a capitalized lease, is computed using the straight-line method. Leasehold improvements (distinguished from unamortized leasehold costs) are amortized over the lives of the leases.

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT (CONTINUED)

       Property and equipment, including capitalized leases, are depreciated over their estimated useful lives of 3 to 20 years for land improvements, 20 to 40 years for buildings, 5 to 30 years for leasehold improvements and 3 to 10 years for furniture and equipment.

OTHER ASSETS

       Leasehold costs are being amortized on a straight-line basis over the initial 30-year term of the lease. Expansion of gaming rights is being amortized on a straight-line basis over 20 years. Subordination of security interest in lease is being amortized on a straight-line basis over 15 years.

PROGRESSIVE SLOT LIABILITY

       The Company has installed a number of progressive slot machines. As coins are played the amount available to win increases and will be paid out when the appropriate jackpot is hit. In accordance with common industry practice, the Company has recorded the liability and has charged this amount against casino revenue.

EARNINGS PER COMMON SHARE

       Earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

INVENTORIES

       Inventories are valued at the lower of cost, (first-in, first-out) or market. Maintenance and other operating supplies are stated at estimated amounts considered by management to be necessary to conduct full operations. Subsequent replacements are charged to expense.

INCOME TAXES

       The Company and its subsidiaries file a consolidated Federal Income Tax return. Deferred income taxes are provided to reflect the tax effect of timing differences between financial and tax reporting, principally related to depreciation, slot machine revenue, interest costs, accrued expenses, capitalization of leases, capitalization of property costs and write-down of facilities and other investments to estimated recoverable value. The Company accounts for the investment tax credit as a reduction of income tax expense in the year in which such credits are utilized. Carryforwards of this credit, as well as the tax effect of net operating loss carryforwards, are shown as a reduction to deferred income taxes.

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STATEMENT OF CASH FLOWS

       The Statement of Cash Flows classifies changes in cash and cash equivalents according to operating, investing and financing activities.
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 2 - ACCOUNTS RECEIVABLE

       Accounts receivable consists of the following:
                                          September 30,       December 31,
                                              1995                1994
         Casino                              $236,000            $353,000
         Hotel                                178,000             186,000
         Other                                140,000              75,000
                                              554,000             614,000
         Less allowance for
             doubtful accounts                 17,000              17,000
                                             $537,000            $597,000

NOTE 3 - OTHER ASSETS

       Other assets consist of the following:
                                          September 30,       December 31,
                                              1995                1994
Expansion of gaming rights, less accumulated
    amortization of $577,000 and $547,000    $233,000            $263,000
Subordination of security interest in lease,
    less accumulated amortization of
    $770,000 and $729,000                      40,000              81,000
Net investment in financing lease (Note 7)    236,000             257,000
Leasehold costs, less accumulated amortization
    of $344,000 and $333,000                   84,000              95,000
Deposits and other                          1,717,000           1,706,000
                                           $2,310,000          $2,402,000

NOTE 4 - ACCRUED LIABILITIES
       Accrued liabilities consist of the following:

                                          September 30,       December 31,
                                              1995                1994
         Salaries and Wages                  $803,000            $967,000
         Union back wages                     148,000             238,000
         Taxes, other than taxes on income    406,000             352,000
         Other                                599,000             670,000
                                           $1,956,000          $2,227,000


UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INCOME TAXES

       The Internal Revenue Service has examined the Company's Federal income tax returns through 1991. Management is of the opinion that all taxes have been paid or provided for through September 30, 1995.

NOTE 6 - LONG-TERM DEBT
                                          September 30,       December 31,
Long-term debt consists of the following:      1995                1994
Note Payable to Exber, Inc. at the Prime
Interest Rate payable in monthly
installments of $158,265 including
principal and interest, until July 6,
2004 at which time the balance is due.
The note is secured by a first deed of
trust in land and building (See Note 9).      21,530,000        22,750,000

Less current portion                             236,000            236,000
                                             $21,294,000        $22,514,000

       Principal payments on long-term debt during the succeeding five years are as follows:

         1995 (Remaining three months)           $60,000
         1996                                    276,000
         1997                                    297,000
         1998                                    319,000
         1999                                    343,000
         Thereafter                           20,235,000
                                             $21,530,000

     The maturities were calculated based upon interest rates in effect at September 30, 1995.

NOTE 7 - LEASES

       The Company leases equipment and hotel and bus depot property under long-term lease agreements which are classified as capital leases. The lease with Exber, Inc. (See Note 9) covering the hotel and bus depot property expires in 2001 with renewals. The hotel and bus depot property lease contains one renewal option of twenty-five years and four renewal options of ten years. The bus depot property is sublet to Greyhound Lines, Inc. under a lease expiring in 2001, with two ten-year renewal options available. The value of the lease with Exber, Inc. is as follows:

                                           September 30,       December 31,
                                              1995                1994
         Land and Buildings                $9,242,000          $9,242,000
         Less accumulated amortization      8,221,000           8,089,000
                                           $1,021,000          $1,153,000



UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - LEASES (CONTINUED)
     The following is a schedule of future minimum lease payments as of
September 30, 1995.
             1995 (Remaining three months)                      $313,000
             1996                                              1,250,000
             1997                                              1,250,000
             1998                                              1,250,000
             1999                                              1,250,000
         Thereafter                                            1,979,000
         Total minimum lease payments                          7,292,000
         Less amount representing interest                     2,255,000
         Present value of net minimum
           lease pmts under capital leases                     5,037,000
         Less current portion                                    544,000
         Long-term obligations under capital leases           $4,493,000

SUBLEASES
       The bus depot property under a capital lease is sublet as follows:
                                          September 30,       December 31,
                                              1995                1994
         Minimum future rents receivable     $314,000            $363,000
         Less amount representing interest     49,000              78,000
         Minimum lease payments receivable    265,000             285,000
         Less current portion (included in
             accounts receivable)              29,000              28,000
            Net investment in direct
             financing lease (See Note 3)    $236,000            $257,000

       Other sublet rental property:
           The Company rents building space to several retail stores under various short-term leases. Income from these subleases, included in other income, was $217,000 and $166,000 at September 30, 1995 and December 31,1994, respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

       The Company contributes to a discretionary executive bonus plan. Contributions at the end of the nine months of 1995 and 1994 were $71,000 and $314,000 respectively.

       The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. Contributions for the first nine months of 1995 and 1994 were $225,000.

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

NOTE 9 - RELATED PARTIES

       On December 18, 1991, Exber, Inc., a 45.02% stockholder as of September 30, 1995 loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February 1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. The majority of proceeds of the note were used to retire the outstanding debt to Bank of America. The outstanding balance of the note at September 30, 1995 was $21,530,000.

       Exber, Inc. also leased to the Company land and buildings in Las Vegas, Nevada. Annual payments by the Company and its subsidiaries are approximately $1,250,000. The leases extend through 2001 with renewal options. The property under lease was purchased by Exber, Inc. in June of 1991 from Upland Industries. The lease terms were renegotiated effective July 1, 1991 resulting in a reduction of monthly payments of $32,000. The resulting reduction in the present value of future minimum lease payments amounting to $2,100,000 reduced the carrying value of the asset and the obligation under capital lease.

NOTE 10 - CONTINGENCIES

       The Company has contingent liabilities with respect to lawsuits and other matters arising in the ordinary course of business. In the opinion of management, no material liability exists with respect to these contingencies.

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

       The Company had total cash assets amounting to $2,089,000 (4.0% of total assets) at September 30, 1995 and $2,744,000 (5.0% of total assets) at December 31, 1994. The ratio of current assets to current liabilities was .9 to 1 at September 30, 1995 and 1.0 to 1 at December 31, 1994. Due to the liquidity provided by the gaming activities in the Company's casino, management believes that its working capital ratio is sufficient to meet normal operating requirements.

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       The Company divested itself of all cash-consuming, nonessential operations, sold its nonessential assets and eliminated executive, supervisors and support personnel not needed to operate the Plaza Hotel and Casino. These steps were taken to improve cash flow which is being utilized in part to retire outstanding debt and to make future capital improvements at the Plaza complex.

       In February 1993, the Company increased it's loan from Exber, Inc. from $3,000,000 to $18,000,000. The additional proceeds plus $2,500,000 borrowed from Exber, Inc. on June 3, 1994 were used to reduce the outstanding loan from Bank of America. The loan from Exber, Inc. bears interest at 1% less than the Bank of America loan, resulting in an average annual saving of approximately $175,000.

      The Company's long-term debt and obligations under capital leases, including current maturities, was $26,535,000 at September 30, 1995 and $28,155,000 at December 31, 1994. The ratio of long-term debt to equity was 1.2 to 1 at September 30, 1995 and 1.3 to 1 at December 31, 1994.

       The Company disbursed $565,000 to purchase 28,262 treasury shares during 1994 and $50,000 to purchase 2,500 treasury shares during the first nine months of 1995. The acquistions were funded from internally generated cash flow.

RESULTS OF OPERATIONS

       The Company's gross revenues for the first nine months of 1995 of $44,512,000 were down $3,240,000 (6.8%) from the $47,752,000 reported for this period last year. Total Casino win was down $2,442,000 (8%) over 1994. The Slot Department showed the biggest decrease and was down $1,744,000 (9%). Card Room revenue was down $224,000 (20%). Table games results declined by $200,000, a decrease of 3%. Race and Sports also showed a decline of $295,000 (19%) over the prior year. Food revenues for the period were down $615,000 (14%) from the comparable period last year. Beverage revenues also declined $106,000 while all other revenue areas remained unchanged from 1994.

Operating expenses decreased by $2,086,000 due primarily in the reduction in food and beverage costs which declined by $1,394,000. General and Administrative costs declined by $635,000 in the same period. Interest expenses increased by $201,000 due to higher interest rates. Overall, the company reported a net income of $268,000, down $910,000 from the $1,178,000 reported for the same period last year.

For the third quarter, gross revenues declined $422,000 from the same period last of 1994. Casino revenues were down $584,000 while food and beverage revenues increased by $210,000. Operating expenses increased by $111,000 during the third quarter along with an increase of $29,000 in interest expense. The net loss for the period was $522,000 compared to a loss of $83,000 in the third quarter of 1994.

                             SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           UNION PLAZA HOTEL AND CASINO, INC.
                                          (REGISTRANT)



   Date:  October 31, 1995            /SS/ JOHN F. GAUGHAN
                           JOHN F. GAUGHAN,  President & Chief
                                               Operating Officer




   Date:  October 31, 1995            /SS/ JOHN P. JONES
                           JOHN P. JONES,  Vice President &
                                               Treasurer