Form 10-Q/A
period 1995-09-30
UNION PLAZA HOTEL & CASINO INC
filed 1995-11-29
CIK 87918

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

              Part 1. - Financial Information

Item 1.  Financial Statements


Exhibits

       Exhibit 27

[TYPE]     EX-27
[TEXT]
[ARTICLE] 5

[PERIOD-TYPE]                  9-MOS
[FISCAL-YEAR-END]                        DEC-31-1995
[PERIOD-END]                             SEP-30-1995
[CASH]                                       2089000
[SECURITIES]                                       0
[RECEIVABLES]                                 537000
[ALLOWANCES]                                       0
[INVENTORY]                                   457000
[CURRENT-ASSETS]                             4505000
[PP&E]                                     100583000
[DEPRECIATION]                              54840000
[TOTAL-ASSETS]                              52556000
[CURRENT-LIABILITIES]                        4721000
[BONDS]                                     21294000
[COMMON]                                      750000
[PREFERRED-MANDATORY]                              0
[PREFERRED]                                        0
[OTHER-SE]                                  17207000
[TOTAL-LIABILITY-AND-EQUITY]                52566000
[SALES]                                      6659000
[TOTAL-REVENUES]                            44513000
[CGS]                                        9258000
[TOTAL-COSTS]                               18374000
[OTHER-EXPENSES]                             8619000
[INTEREST-EXPENSE]                              2000
[INCOME-PRETAX]                              1975000
[INCOME-TAX]                                  406000
[INCOME-CONTINUING]                           138000
[DISCONTINUED]                                     0
[EXTRAORDINARY]                                    0
[CHANGES]                                          0
[NET-INCOME]                                  268000
[EPS-PRIMARY]                                    .35
[EPS-DILUTED]                                    .35

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               Union Plaza Hotel and Casino, Inc.
                                    Registrant



Date:  November 27, 1995       /ss/ John F. Gaughan
                              John F. Gaughan, President & Chief
                                               Operating Officer



Date:  November 27, 1995       /ss/ John P. Jones
                              John P. Jones, Vice President &
                                             Treasurer