Form 10-Q/A
period 1995-09-30
UNION PLAZA HOTEL & CASINO INC
filed 1995-12-29
CIK 87918

UNION PLAZA HOTEL AND CASINO, INC.
                          1 Main Street
                       Las Vegas, NV 89101

                                                 December 29, 1995

Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the Amened Form 10-Q. This amended 10-Q filing includes the Financial Data Statement.


Sincerely,

UNION PLAZA HOTEL AND CASINO, INC.

Larry Dolesh, Vice President of Finance

                     UNITED STATES

           SECURITIES AND EXCHANGE COMMISSION

                 Washington, D.C. 20549

                       FORM 10-Q
                      AMENDMENT #2

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

INDEX

Exhibit 27





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Union Plaza Hotel and Casino, Inc.
                                    Registrant



Date:  December 29, 1995          /ss/ John F. Gaughan
                                 John F. Gaughan, President & Chief
                                                  Operating Officer


Date:  December 29, 1995          /ss/ John P. Jones
                                 John P. Jones, Vice President &
                                                Treasurer