Form 10-K
period 1995-12-31
UNION PLAZA HOTEL & CASINO INC
filed 1996-03-29
CIK 87918

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934


    For the fiscal year ended December 31, 1995 Commission File
No. 0-8133.


                UNION PLAZA HOTEL AND CASINO, INC.
      (Exact name of registrant as specified in its charter)


 Nevada                            88-0110085

(State or other jurisdiction of   I.R.S. Employer Identification
incorporation or organization)    Number)


           No. 1 Main Street, Las Vegas, Nevada  89125
       (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (702)
386-2110

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class           Name of each exchange on which
                                   registered

         None                                    N/A

Securities registered pursuant to Section 12(g) of the Act:

              Capital stock par value $.50 per share
                         (Title or Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past
90 days.

    Yes          X                     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    As of February 24, 1996, 761,719 shares of common stock were outstanding. The Company's shares are not traded on any market and although it would be possible, by taking into account occasional private sales of such shares, to determine an estimated value of shares held by non-affiliates, it appears impracticable and could be misleading.

               DOCUMENTS INCORPORATED BY REFERENCE

         Incorporated Document              Location in Form 10-K

Annual Report to Stockholders For Year
Ended December 31, 1995                     Part II - Item 6

Annual Report to Stockholders For Year
Ended December 31, 1995                     Part II - Item 7

Annual Report to Stockholders for Year
Ended December 31, 1995                     Part II - Item 8

Proxy Statement in connection with
Registrant's Annual Meeting to be
held on May 17, 1996 *                      Part III - Item 10

Proxy Statement in connection with
Registrant's Annual Meeting to be
held on May 17, 1996 *                      Part III - Item 11







[FN]
* Proxy statements will be filed within the 120-day period after the end of the fiscal year.

                              PART I


Item 1.  Business.

     Union Plaza Hotel and Casino, Inc. (the "Company"), was organized as a corporation under the laws of the State of Nevada in 1962. During 1975, the Company transferred all of the business and properties to its wholly-owned subsidiary, Union Plaza Operating Company (the "Plaza Subsidiary"), which was organized as a corporation under the laws of the State of Nevada in April, 1975. In July, 1981, as a result of consummation of that certain Agreement Regarding Transfer of Assets between the Company and subsidiaries of Union Pacific Corporation <F1> (the "Union Pacific Agreement"), all the shares of capital stock of the Plaza Subsidiary were transferred to Union Plaza Development Corporation, a corporation organized under the laws of the State of Nevada in 1979 ("UPDC"), 100% of the presently outstanding capital stock of which is now owned by the Company as a result of the issuance of the Company's common shares in exchange for outstanding UPDC capital stock, pursuant to provisions of the Union Pacific Agreement on July 31, 1984. All the assets held by UPDC have now been transferred to the Company and to the Plaza Subsidiary and UPDC is now dormant.

         General.

     The Company operates the Plaza Casino located on Main
Street at the head of Fremont Street in downtown Las Vegas, Nevada. The casino is connected with two multi-story towers having a total of 1,037 hotel guest rooms. The Union Plaza Hotel opened for business in July-August, 1971. An expansion program which included: one of the highrise towers containing 529 guest rooms; expansion of the casino area to a total of 80,000 square feet; convention meeting-room and dining facilities totaling 26,800 square feet at the third floor level between the two hotel-room towers; an outdoor sports deck containing four tennis courts, a swimming pool, and a quarter-mile running tract, all at the fifth floor level between the two hotel-room towers; several new restaurant facilities, including the glass-domed Centerstage restaurant which overlooks Fremont Street, the center of downtown Las Vegas Gaming activity, was completed in September, 1983.

     In December, 1995, Fremont Street was developed with the
Fremont Street Experience which is comprised of a lighted cover over the five blocks of Fremont Street beginning at Main Street and going South five blocks.

<F1>
  This Agreement was described in "Item 10(c) Submission of
Matters to a Vote of Security Holders" in the Form 10-K Annual
Report for the year ended December 31, 1979.

The cost of this development is some $70 million and it is comprised of an automated light show that occurs every hour during the evening. The development is designed to attract many of the visitors to Las Vegas to the Downtown area and boost the number of clientele for the Downtown hotels.

     The Company's management believes that, in addition to
its casino, there are 20 other downtown Las Vegas casinos <F2>
(15
of which are also connected with similar hotel facilities) which currently generate annual gross gaming revenues of at least $1,000,000 each.

     With the exception of the El Cortez casino, which is located six blocks from the Union Plaza, and the Showboat casino located at the southeast terminus of the downtown Las Vegas area, all of the major downtown Las Vegas casinos are clustered within two or three blocks of the Company's casino at the northwest terminus of the downtown Las Vegas area.

     The nature and size of the operations of the downtown
Las Vegas casinos, as a group, are different from those of the separate group of an estimated 45 casinos located in the "Las Vegas Strip" (an area which extends southward from the Las Vegas city limits as far as McCarran International Airport).

     Twenty-five of the Las Vegas Strip casinos are operated in conjunction with large hotels. The several most grandiose of the "Strip" hotel/casino complexes offer sumptuous accommodations and services and cabaret-type entertainment featuring the most famous entertainers in show business. These luxury complexes are, as a group, without equal among Nevada casinos in attracting the patronage and wagering activity of so-called "premium credit" or "high credit limit" casino players from throughout the world. As a result, these major hotel/casino complexes generally derive, over the long run, far greater revenues than do other Nevada casinos. There are 25 casinos with revenues over $36 million and 19 casinos with revenues over $72 million.

         Operations.

     The Company's Plaza casino offers a variety of games and is the largest total floor-area casino in downtown Las Vegas. At December 31, 1995, the Company's casino contained 16 "21" tables; 5 Craps tables; a 55-seat Keno lounge; a race and sports book; 3 Roulette wheels; 1 "mini-Baccarat" table; 1 "Pai Gow" poker table; 36 poker and pan tables; 1 Caribbean Stud poker table; 2 "Let It Ride" tables; and a total of 1,561 slot machines of varying denominations.

<F2>
  2 See also comments under "Item Competition and Business Risks" first paragraph under "Competitive Conditions."

     The casino also contains a cocktail lounge, 4 bars, a 650-seat showroom, and a "Fifties" style diner, which opened in December, 1994 as part of the Company's remodeling program, located off the common area connecting the main casino and the original hotel tower. Live entertainment is regularly provided in the casino cocktail lounge.

     The Union Plaza Hotel currently has 1,037 guest rooms and suites, together with meeting and service facilities for conventions; several offices; a barber shop, a beauty shop, and several retail stores.

     Employees and Labor Relations.

     As of December 31, 1995, the Company had approximately
1,242 full-time employees and 55 part-time employees, of whom approximately 496 were persons directly involved in the casino activities on a full-time basis and 24 on a part-time basis. Taking into consideration employees on sick leave or vacation, the average number of people working on any given day during 1995 was approximately 830 of whom approximately 323 were directly involved in casino activities.

     On June 2, 1995, an agreement was entered into a collective bargaining agreement with Culinary Workers Union Local 226 and Bartenders Union Local 165. The agreement was applied retroactively to June 1, 1994, and extends up to and including May 31, 1997. The agreement sets forth new wage rates for all covered employees; specifically, hourly rates for employees were increased $0.25 per year over the 3 year duration of the contract. The agreement also sets forth new contribution rates for the health and welfare benefits.

     Effective June 1, 1994, the Union Plaza shall contribute to the health and welfare fund $1.82 per hour worked for each employee covered by the agreement.

     Effective June 1, 1996, the employer shall contribute up to $2.00 per hour worked to the health and welfare fund.
However, the Union has agreed that it is the intent for the contribution as of this date to be less than $2.00 per hour. The determination for this amount in question is within the sole discretion of the trustees of the fund.

     There are a total of 592 employees covered by the collective bargaining agreements.

     Competition and Business Risks.

     Competitive Conditions <F3>

     The Company competes with resort hotels in Las Vegas, some of which provide more elaborate and more lavish hotel, casino and entertainment facilities than the Company (see General., above). The primary competition, however, of the Company is the approximately 20 other casinos located in the downtown Las Vegas area. Other hotel/casino complexes may be expanded or constructed in the downtown area in the future. In addition to the gaming operations of the hotels in the area, there are large numbers of slot machines located in business establishments such as bars, grocery stores, drugstores and restaurants throughout Las Vegas. The Company also competes with other resort hotels and casino facilities located elsewhere in Nevada and possibly with other entertainment and resort facilities in other parts of the world. Recent legalization of gaming in several states could materially affect the Company's business. The Company is subject to being affected by adverse local, regional and national economic trends and conditions.

     The Company's management believes that its prices for room accommodations, food and entertainment are, in general, considerably less than those charged by the major hotel/casino complexes located in the Las Vegas Strip area and that its prices are comparable to those charged by the casino hotels and motels located in the downtown Las Vegas area.

     Revenues.

     During the last five fiscal years of the Company, its casino operating revenues accounted for more than fifteen percent of its total revenues as shown in the table set forth under
Item 6.  Selected Financial Data.

     Regulation and Licensing - Nevada.

     The sale of alcoholic beverages by the casino is subject to licensing, control and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse affect upon the operations of the casino.

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada

<F3>
 3 See also under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board"), the Clark County Liquor and Gaming Licensing Board and the City of Las Vegas.
The Nevada Commission, the Nevada State Gaming Control Board, the Clark County Liquor Gaming Licensing Board ("CCLGLB") and the City of Las Vegas are collectively referred to as the "Nevada Gaming Authorities".

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) to provide a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

     The Plaza Subsidiary which operates the casino, is required to be licensed by the Nevada Gaming Authorities. The gaming license requires the periodic payment of fees and taxes and is not transferable. The Company is registered by the Nevada Commission as a publicly traded corporation ("Registered Corporation") and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require. No person may become a stockholder of, or receive any percentage of profits from the Company, without first obtaining licenses and approvals from the Nevada Gaming Authorities. The Company and the Plaza Subsidiary obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or the Plaza Subsidiary in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Plaza Subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or the Plaza Subsidiary the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or the Plaza Subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

     The Company and the Plaza Subsidiary are required to submit detailed financial and operating reports to the Nevada
Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by the Company, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Plaza Subsidiary, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of the Company's voting securities apply to the Nevada Commission for a funding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (I) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationships with the Company or the Plaza Subsidiary, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. (Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming license.)

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated and be found suitable to own the debt security of a Registered Corporation. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it: (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person remuneration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require the Company's stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either: (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated. A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments. Nevada licensees that hold a license as an operator of a slot route, or a manufacturer's or distributor's license, also pay certain fees and taxes to the State of Nevada.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

Item 2.  Properties.

     The Company owns 100% of the Union Plaza Operating Company and Union Plaza Experience, Inc.

    The Company's Plaza Subsidiary's main casino is on the ground floor of a three-story building and is comprised of a total floor area of approximately 80,000 square feet. The
Company's convention facilities are located above the casino area and the hotel tower, completed in 1982, is located at the southern end of the casino.

     The Company leases the original Union Plaza hotel tower (connected to, and integrated with, the Company's casino building by a common public area) and a bus depot and a parking facility adjacent to the south side of the casino from Exber, Inc., a Nevada corporation, ("Exber"). All furnishings in the hotel were purchased by the Company. The annual rental is $1,250,000 plus insurance, taxes and maintenance. The initial term of the lease extends through the year 2001. The Company has options to renew the lease for twenty-five years and four additional periods of ten years each, in each case at a "fair monthly market rental" to be determined as of the beginning of each renewal by agreement between the Company and the lessor, or failing such agreement, by an arbitration procedure provided for in the lease. No assurances can be given that any such renewal rental rate will not be less favorable than the present rate. In the event of any damage or destruction of the hotel building, the bus depot or the parking facility, the Company is obligated to repair or rebuild at its own cost. The Company subleases the bus depot to Greyhound Lines, Inc., under a sublease which extends until approximately August, 2000, at an annual rental of $66,000, subject to two renewal options of ten years each at a "fair monthly market rental" to be agreed upon between the Company and Greyhound.

Item 3.  Legal Proceedings.

     The Company and a number of other companies who are engaged in gaming or the manufacturer of gaming equipment has been named as Defendants in an action originally filed in the United States District Court for the Middle District of Florida, Orlando Division, which alleges irregularities in the manufacture and operation of video and electronic slot machines. The litigation in question was recently transferred to the United States District Court for the District of Nevada.

     In the opinion of the company management at this time, the claims made by the Plaintiffs in this litigation are without merit and will not have a material adverse effect upon the financial position or the operation of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

                             PART II

Item 5.  Market for the Registrant's Common Stock and Related
Security Holder Matters.

         (a)  Registrant's common stock is not publicly traded.

       (b) There were 40 holders of Registrant's common stock on March 1, 1996.

       (c)  Dividends of $.10 per share were paid
quarter-annually from April, 1978, through December, 1981, but no dividends have been declared since such date.


Item 6.  Selected Financial Data.

     The information required by this Item is incorporated by reference from the Annual Report to Stockholders for Year Ended
December 31, 1995, which is filed herewith as Exhibit 13.01.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The information required by this Item is incorporated by reference from the Annual Report to Stockholders for Year Ended
December 31, 1995, which is filed herewith as Exhibit 13.01.


Item 8.  Financial Statements and Supplementary Data.

     The following consolidated financial statements of the Registrant and its subsidiary included in the Registrant's Annual Report to Stockholders for the Year Ended December 31, 1995, all of which are filed herewith as Exhibit 13.01, are incorporated herein by reference:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets - December 31, 1995 and
         1994.

         Consolidated Statements of Operations - Years ended
         December 31, 1995, 1994 and 1993.

         Consolidated Statements of Stockholders' Equity - Years
         Ended December 31, 1995, 1994 and 1993.

         Consolidated Statements of Cash Flows - Years Ended
         December 31, 1995, 1994 and 1993.

         Notes to Consolidated Financial Statements.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None

                             PART III


Item 10. Directors and Executive Officers of the Registrant.

     The information required by this Item is incorporated by reference to the Proxy Statement in connection with Registrant's
Annual Meeting to be held on May 17, 1996.


Item 11. Executive Compensation.

     The information required by this Item is incorporated by reference to the Proxy Statement in connection with Registrant's
Annual Meeting to be held on May 17, 1996.


Item 12. Security Ownership of Certain Beneficial Owners and
Management.

     The following table contains information concerning beneficial ownership, as defined in Footnote (1) to such table, of the Company's capital stock, as of March 15, 1996, by (a) each person known to the Company to have such beneficial ownership of more than five percent (5%) of all such capital stock outstanding as of March 15, 1996, and (b) all officers and directors as a group:

                        Number of Shares and
Names and Address       Nature of Beneficial          Percent
of Beneficial Owner     Ownership (1)
of Class

EXBER, INC.                  342,905 (3)              45.017%
600 E. Fremont St.
Las Vegas, NV  89101

J. K. HOUSSELS                90,200 (2)              11.842%
380 Rancho Circle
Las Vegas, NV  89107

JOHN D. GAUGHAN              449,297 (3)              58.984%
P. O. Box 680
Las Vegas, NV  89125

JIMMA LEE BEAM                97,512                  12.802%
2409 Windjammer Way
Las Vegas, NV  89107

All officers and directors   194,642                  25.552%
  as a group

(1) For the purposes of this table, a person is regarded as having beneficial ownership of shares in respect of which the person has or shares the power to vote or to direct voting ("voting power") or the power to dispose or to direct disposition ("investment power"). Unless otherwise indicated by Footnote, each person named in the table has the sole voting power and the sole investment power with respect to all the shares set forth opposite the person's name.

(2) Includes 14,500 shares owned of record by Mr. J.K. Houssels, as Trustee for Eric Houssels and Kelley Claire Houssels, minor children of Mr. Houssels, but does not include 4,750 shares owned by each of Mr. Houssels' adult sons, John Kell Houssels, III and James O'Shaughnessy Houssels.

(3) The number of shares for John D. Gaughan include the 342,905 shares owned by Exber, Inc.. Mr. Gaughan is the President, and major shareholder of Exber, Inc. Also included in Mr. Gaughan's total are 3,650 shares owned of record and beneficially by Mrs. John D. Gaughan, in which shares Mr. Gaughan disclaims any beneficial interest.

Item 13. Certain Relationships and Related Transactions.

     Exber, Inc. leases to the Company land and buildings in Las Vegas, Nevada. Annual payments by the Company and its subsidiaries are approximately $1,250,000. The major leases extend through the year 2001 with renewals. <F4>

     In February, 1993, Exber, Inc. made a loan of Eighteen Million ($18,000,000.00) Dollars to the Company which was utilized in partial payment of the outstanding loan, secured by Deed of Trust, from Valley Bank of Nevada (now Bank of America) and to satisfy an existing debt to Exber, Inc. of Three Million ($3,000,000.00) Dollars. The loan from Exber, Inc. in the total amount of $21,000,000, is secured by a First Deed of Trust upon the company property and bears interest at the prime rate and is payable at $158,264.90 per month.


                             PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a) (1)       Financial Statements:

         The following consolidated financial statements of the Registrant are included in the Registrant's Annual
          Report to Stockholders for the Year Ended December 31,
<F4>
 4 See discussion under "Item 2. Properties."

          1995 and the independent auditor's report on such financial statements are incorporated herein by reference:


              Independent auditor's report

              Consolidated Balance Sheets - December 31, 1995 and
              1994

              Consolidated Statements of Operations - Years Ended
              December 31, 1995, 1994 and 1993

              Consolidated Statements of Stockholders' Equity -
              Years Ended December 31, 1995, 1994 and 1993

              Consolidated Statements of Cash Flows - Years Ended
              December 31, 1995, 1994 and 1993

              Notes to Consolidated Financial Statements


    (2) The following additional information for the years 1995, 1994 and 1993 is submitted herewith:

         Independent Auditor's Report and Consent

              Schedule V          Property and equipment

              Schedule VI         Accumulated depreciation and
                                  amortization of property and
                                  equipment

              Schedule VIII       Valuation and qualifying
                                  accounts and reserves

              Schedule X          Supplementary income statement
                                  information

         All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

    (3)  Exhibits:

Exhibit
Number                            Description


3.01 Articles of Incorporation of the Registrant and Amendments thereto dated December 10, 1969, February 12, 1971, and June 28, 1971, are incorporated by reference from Form 10 under File NO. 0-8133, Item 18, Page 45, Exhibits Numbers 1.01, 1.02, 1.03 and 1.04, as filed with the Securities and Exchange Commission on October
              3, 1975.

3.02 Bylaws of Registrant are incorporated herein by reference from Form 10 under file No. 0-8133, Exhibit No. 1.05, as filed with the Securities and Exchange Commission on October 3, 1975.

3.03          Certificate of Amendment to Articles of
              Incorporation of Registrant dated May 19, 1987, filed with the Securities and Exchange Commission on March 29, 1988.

3.04          Restated and Amended Bylaws of Registrant dated
              May 15, 1987, filed with the Securities and Exchange Commission on March 29, 1988.

4.01 Specimen of Certificate evidencing capital stock of the Registrant is incorporated by reference Form
              10 under File No. 0-8133, Exhibit No. 3.03, as filed with the Securities and Exchange Commission on October 3, 1975.

4.02 Specimen of (Amended) Certificate evidencing capital stock of Registrant, filed with the Securities and Exchange Commission on March 29,
              1988.

10.01 Building Loan and Security Agreement dated March 4, 1982, between Union Plaza Development Corporation (formerly Scott Development Corporation) and Valley Bank of Nevada, as filed with the Securities and Exchange Commission on March 30, 1982.

10.02 Promissory Note, Deed of Trust and Security Agreement dated March 4, 1982, between Union Plaza Development Corporation (formerly Scott Development Corporation) and Valley Bank of Nevada, as filed with the Securities and Exchange Commission on March 30, 1982.

10.03 Note Modification Agreement dated November 4, 1986, between Valley Bank of Nevada and Scott Plaza, Inc.
              successor-in-interest to Union Plaza Development
              Corporation (formerly Scott Development
              Corporation), filed with the Securities and Exchange Commission on March 31, 1987.

13.01 Annual Report to Stockholders for the fiscal year ended December 31, 1995.

22.01         List of Subsidiaries.

27.00         Financial Data Statement

            INDEPENDENT AUDITORS' REPORT AND CONSENT



The Stockholders and
  Board of Directors
Union Plaza Hotel and Casino, Inc.


We hereby consent to the incorporation by reference in this annual report on Form 10-K of Union Plaza Hotel and Casino, Inc. for the year ended December 31, 1995 of our report dated February 10, 1996 which appears in the annual report to stockholders for the year ended December 31, 1995.

The audit referred to in the above mentioned report also included the related financial schedules for the three years ended
December 31, 1995 listed in the accompanying index at Item
14(a)(2). In our opinion, such financial schedules for the years ended December 31, 1995, 1994 and 1993 present fairly the information required to be set forth therein.





                                      GARY V. CAMPBELL, CPA, LTD.



Las Vegas, Nevada
February 10, 1996

PAGE

              UNION PLAZA HOTEL AND CASINO, INC. AND
SUBSIDIARIES

                            SCHEDULE V

                      PROPERTY AND EQUIPMENT

           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
PAGE

         UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

                            SCHEDULE V

                      PROPERTY AND EQUIPMENT

           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                      Balance at
                                                       beginning
                                                        of year
Year ended December 31, 1995:
    Land                                             $  6 912 000
    Buildings                                          56 330 000
    Construction in progress                                1 000
    Leasehold improvements                              3 453 000
    Furniture and equipment                            34 048 000

                                                     $100 744 000


Year ended December 31, 1994:
    Land                                             $  6 837 000
    Buildings                                          54 419 000
    Construction in progress                            1 100 000
    Leasehold improvements                              3 452 000
    Furniture and equipment                            32 001 000

                                                     $ 97 809 000


Year ended December 31, 1993:
  Land                                               $  6 837 000
  Buildings                                            54 419 000
  Construction in progress                                388 000
  Leasehold improvements                                3 474 000
  Furniture and equipment                              39 107 000

                                                     $104 225 000


     Estimated useful lives used in computing depreciation
     (straight-line method) are as follows:

            Land improvements                3-1/2 - 20 years
            Buildings                           20 - 40 years
            Leasehold improvements               5 - 30 years
            Furniture and equipment              3 - 10 years


(a)  Represents reclassification from construction in progress.

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

                            SCHEDULE V

                      PROPERTY AND EQUIPMENT

           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                       Balance
  Additions                                            at end
   At Cost         Retirements         Other            of year

$      -          $      -        $      -         $   6 912 000
    378 000              -              1 000 (a)     56 709 000
       -                 -          (   1 000)(a)           -
      3 000              -               -             3 456 000
  2 172 000         2 234 000            -            33 986 000

$ 2 553 000       $ 2 234 000     $      -         $ 101 063 000



$    75 000       $      -        $      -         $   6 912 000
  1 017 000           205 000       1 099 000 (a)     56 330 000
       -                 -         (1 099 000)(a)          1 000
      1 000              -                -            3 453 000
  2 109 000            62 000             -           34 048 000

$ 3 202 000       $   267 000      $      -        $ 100 744 000



$      -          $      -         $      -        $   6 837 000
       -                 -                -           54 419 000
  1 100 000              -          (  388 000)(a)     1 100 000
      1 000            23 000             -            3 452 000
  3 645 000        11 139 000          388 000 (a)    32 001 000

$ 4 746 000       $11 162 000      $      -        $  97 809 000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

                           SCHEDULE VI

           ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                      PROPERTY AND EQUIPMENT

           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                     (Amounts are in thousands)

                                   Additions
                      Balance at   charged to             Balance
                      beginning    costs and  Retirements  at end
                      of year      expenses   and others  of year
Year ended
 December 31, 1995:
 Buildings              $ 26 679   $ 1 727    $    -     $ 28 406
 Leasehold improvements    1 740       139         -        1 879
 Furniture & equipment    25 437     2 427       2 221     25 643

                        $ 53 856   $ 4 293    $  2 221   $ 55 928


Year ended
 December 31, 1994:
 Buildings              $ 25 050   $ 1 687     $     58  $ 26 679
 Leasehold improvements    1 600       140          -       1 740
 Furniture & equipment    23 213     2 262           38    25 437

                        $ 49 863   $ 4 089     $     96  $ 53 856


Year ended
 December 31, 1993:
 Buildings              $ 23 394   $ 1 656     $    -    $ 25 050
 Leasehold improvements    1 484       139           23     1 600
 Furniture & equipment    31 943     2 371       11 101    23 213

                        $ 56 821   $ 4 166     $ 11 124  $ 49 863




       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

                          SCHEDULE VIII

          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                    (Amounts are in thousands)


                                   Additions
                               Charged
                   Balance at  to costs  Charged          Balance
                   Beginning     and    to other  Deduc-  at end
                    of year   expenses accounts tions(1) of year
Year ended
 December 31, 1995:
 Allowance for
  doubtful accounts  $  17     $   6    $   -    $   9   $   14


Year ended
 December 31, 1994:
 Allowance for
  doubtful accounts  $  27     $  19    $   -    $  29   $   17


Year ended
 December 31, 1993:
 Allowance for
  doubtful accounts  $  57     $  57    $   -    $  87   $   27




(1) Write-off of uncollectible accounts, net of recoveries.

TABLE

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

                            SCHEDULE X

            SUPPLEMENTARY INCOME STATEMENT INFORMATION

           YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                    (Amounts are in thousands)
                                 Charged to costs and expenses

                                   1995      1994      1993
Maintenance and repairs          $1 106    $1 102    $1 216
Taxes, other than payroll and
 income taxes:

   Gaming taxes and licenses      3 309     3 442     3 539

   Property taxes                   896       881       861

Advertising                         344       453       356

Amortization of intangible assets is not set forth inasmuch as it does not exceed one percent of total sales as shown in the related consolidated statement of income. Royalties are not set forth inasmuch as it is not applicable.


                           SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Union Plaza Hotel and Casino,
Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           UNION PLAZA HOTEL AND CASINO, INC.


                                   /SS/ JOHN D. GAUGHAN
                           JOHN D. GAUGHAN, Chairman of the Board
                           and Chief Executive Officer


                                   /SS/ J. K. HOUSSELS
                           J. K. HOUSSELS, Vice Chairman of the
                         Board


Date: March 29, 1996.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: March 29, 1996               /SS/ JOHN D. GAUGHAN
                           JOHN D. GAUGHAN, Chairman of Board

Date: March 29, 1996               /SS/ JOHN F. GAUGHAN
                           JOHN F. GAUGHAN, President/Director

Date: March 29, 1996               /SS/ DON DOBSON
                           DON DOBSON, Vice President/Secretary
                           Director

Date: March 29, 1996               /SS/ JOHN P. JONES
                            JOHN P. JONES, Vice President
                           Treasurer /Director

Date: March 29, 1996               /SS/ LARRY DOLESH
                           LARRY DOLESH, Vice President/Director

Date: March 29, 1996               /SS/ R. G. TAYLOR
                           R. G. TAYLOR, Director

Date: March 29, 1996               /SS/ MIKE NOLAN
                           MIKE NOLAN, Vice President/Director