Form 10-K/A
period 1995-12-31
UNION PLAZA HOTEL & CASINO INC
filed 1996-04-08
CIK 87918

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


Date: March 29, 1996               /SS/ JOHN D. GAUGHAN
                           JOHN D. GAUGHAN, Chairman of Board

Date: March 29, 1996               /SS/ ROBERTA M. GAUGHAN
                           ROBERTA M. GAUGHAN, Director

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