Form 10-K/A
period 1995-12-31
UNION PLAZA HOTEL & CASINO INC
filed 1996-04-25
CIK 87918

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-K
                      AMENDMENT NUMBER TWO

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

Annual Report to Stockholders For Year
Ended December 31, 1995                     Exhibit Number 13

Financial Data Statement For Year
Ended December 31, 1995                     Exhibit Number 5

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