Form 10-Q
period 1996-03-31
UNION PLAZA HOTEL & CASINO INC
filed 1996-05-15
CIK 87918

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 1996


                  Commission file number 0-8133


                UNION PLAZA HOTEL AND CASINO INC.
     (Exact name of registrant as specified in its charter)


               Nevada                      88-0110085
  (State or other jurisdiction of      (I.R.S. Employer
   incorporation or organization)       Identification No.)
         No. 1 Main Street                    89125
         Las Vegas, Nevada                 (Zip Code)
       (Address of principal
         executive offices)


                        (702) 386-2110
      (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.

             YES    [ X ]               NO    [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report:

                                        Outstanding at
       Class of Common Stock            March 31, 1996
          $.50 par value                761,719 shares

The Securities and Exchange Commission
Washington D.C.


The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report has been omitted; however, such information reflects all adjustments (consisting soley of normal recurring adjustments) which are, in the opinion of Management, necessary to a fair statement of the results for the interim period.



/s/ JOHN F. GAUGHAN

John F. Gaughan, President

Las Vegas, Nevada
April 28, 1996

                 PART 1. - Financial Information

Item 1.    Financial Statements

Exhibit 5. Financial Data Statement

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                         (UNAUDITED)
                     Amounts in Thousands
[CAPTION]
             MARCH 31, 1996 and DECEMBER 31, 1995

                            ASSETS

                                    MARCH 31,     DECEMBER 31,
                                      1996            1995
[S]                               [C]             [C]
Current Assets:
 Cash                             $    3,794      $    2,959
 Accounts receivable                     830             966
  Inventories of food, beverage
    and supplies                         478             470
  Prepaid expense                      1,238           1,306

           Total current assets        6,340           5,701

Property and equipment:
  Land                                 6,912           6,912
  Buildings                           56,733          56,709
  Leasehold improvements               3,463           3,456
  Furniture and equipment             34,257          33,986
                                                     101,063

Less accumulated depreciation
  and amortization                    57,025          55,928

      Net property and equipment      44,340          45,135

Other assets                           2,377           2,327




                                  $   53,057      $   53,163










[FN]
            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                        MARCH 31,    DECEMBER 31,
                                          1996           1995
[S]                                      [C]           [C]
Current liabilites:
  Accounts payable                       $  2,634      $  2,736
  Accrued liabilities                       1,786         2,126
  Current portion of long-term debt            39            39
  Current portion of obligations under
   capital leases                             623           623
        Total current liabilities           5,083         5,524

Long-term debt, less current portion       20,391        21,241
Obligations under capital leases, less
 current portion                            4,091         4,239

Income Taxes Payable                          433             0
Deferred income taxes                       4,365         4,365

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 761,719 shares at
   March 31, 1996 and 761,719 shares
   at December 31, 1995.                      750           750
Additional paid-in capital                  5,462         5,462
Retained earnings                          26,272        25,371

Less treasury stock, at cost, 738,281
 shares at March 31, 1996 and 738,281 shares
 at December 31, 1995, respectively        13,789        13,789

           Total stockholders' equity      18,695        17,794
                                           53,057        53,163








[FN]
            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME
                          (UNAUDITED)
[CAPTION]
          Amounts in thousands, except per share data
           THREE MONTHS ENDED MARCH 31, 1996 AND 1994

                                      1996         1995
[S]                                [C]          [C]
REVENUES:
  Casino                           $ 10,622     $ 9,884
  Food and Beverage                   2,598       2,262
  Rooms                               3,147       3,079
  Other                                 603         545

   GROSS REVENUES                    16,970      15,770
  Less promotional complimentaries    2,104       2,173

   NET REVENUES                      14,866      13,597

OPERATING EXPENSES:
 Casino                               3,784       3,560
 Food and Beverage                    3,486       3,031
 Rooms                                1,401       1,244
 General & Administrative             1,245       1,224
 Entertainment                          126         116
 Advertising & Promotion                 71           0
 Utilities & Maintenance              1,341       1,273
 Depreciation & Amortization          1,097       1,058
 Provisions for Doubtful Accts.          (9)        (18)
 Other Costs and Expenses               361         351

   TOTAL OPERATING EXPENSES          12,903      11,839

   OPERATING INCOME                   1,963       1,758

OTHER INCOME (EXPENSE):
 Interest Income                          5           7
 Interest Expense                      (603)       (676)

   TOTAL OTHER INCOME (EXPENSE)        (598)       (669)

INCOME BEFORE INCOME TAXES            1,365       1,089
INCOME TAXES                            464         370

NET INCOME                              901         719

EARNINGS PER COMMON SHARE             $1.18       $1.53
[FN]
            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)
        FOR THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Amounts in thousands, except per share data

INCREASE IN CASH AND CASH EQUIVALENTS
                                                1996         1995
[S]                                        [C]          [C]
Cash flows from operating activities:
 Cash received from customers              $  14,853   $  13,410
 Cash paid to suppliers and employees        (12,120)    (11,439)
 Interest received                                 5          19
 Interest paid                                  (603)       (676)
 Income taxes paid                                 0           0
   Net cash provided by operating activities   2,135       1,314

Cash flows from investing activities:
 Proceeds from sale of property & equipment        0           0
 Proceeds from sale of bonds                       0           0
 Purchase of property and equipment             (302)       (659)
   Net cash used in investing activities        (302)       (659)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder         0           0
 Principal payments on capital lease            (148)       (128)
 Principal payments on long-term debt           (850)       (550)
 Purchase of Treasury Stock                        0         (10)
   Net cash used in financing activities        (998)       (688)

Net increase (decrease) in cash &
  cash equivalents                               835         (33)
Cash and cash equivalents
  at 12/31/95 & 12/31/94                       2,959       2,744

Cash and cash equivalents,
  at 3/31/96 & 3/31/95                         3,794       2,711

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income for period ended
   3/31/96 and 3/31/95                      $    901    $    719

 Adjustments to reconcile net income to
 Net cash provided by operating activities:
 Depreciation and amortization                 1,120       1,080
 Gain on sale of assets                            0           0
 Bad debt expense                                 (9)        (18)
(Increase) decrease in assets:
   Accounts receivable                           125          27
   Interest receivable                            11          12

   Inventories                                    (8)         20
   Prepaid expenses                              (77)        169
   Other assets                                   40         (68)
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses        (401)       (627)
   Interest payable                                0           0
   Income Tax Payable                            433           0
      Total adjustments                        1,234         595

Net cash provided by operating activities      2,135       1,314

[FN]
            The accompanying notes are an integral
              part of these financial statements.

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

Other Assets

     Leasehold costs are being amortized on a straight-line basis over the initial 30-year term of the lease. Expansion of gaming rights is being amortized on a straight line basis over 20 years. Subordination of security interest in lease is being amortized on a straight-line basis over 15 years.

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

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:
                                         March 31  December 31
                                           1996        1995

               Casino                   $281,000    $408,000
               Hotel                     415,000     336,000
               Other                     159,000     236,000
                                         855,000     980,000
               Less allowance for
                  doubtful accounts       25,000      14,000
                                        $830,000    $966,000
NOTE 3 - OTHER ASSETS

     Other assets consist of the following:
                                        March 31   December 31
                                           1996        1995
 Expansion of gaming rights, less
   accumulated amortization of       $    213,000 $    223,000
   $587,000 and $597,000
 Subordination of security interest
   in lease, less accumulated
   amortization of $797,000 and
   $783,000                                14,000       27,000
 Net investment in direct financing
   lease, net of current portion (Note 7) 232,000 224,000 Leasehold costs, less accumulated amortization of $363,000 and
   $359,000                                76,000       80,000
 Investment in Fremont Street
   Experience (Note 12)                 1,135,000    1,135,000
 Deposits and other                       707,000      638,000
                                        2,377,000    2,327,000

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                         March 31  December 31
                                            1996        1995
       Salaries and Wages              $  525,000  $  848,000
       Union back wages                   148,064     148,000
       Taxes, other than tax on income    438,000     425,000
       Other                              676,000     705,000
                                       $1,786,000  $2,126,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 5 - INCOME TAXES

     The Internal Revenue Service has examined the Company's
Federal income tax returns through 1991. Management is of the opinion that all taxes have been paid or provided for through March 31, 1996.

NOTE 6 - LONG-TERM DEBT
                                          March 31,  December 31,
Long-term debt consists of the following:    1996       1995

Note Payable to Exber, Inc. at the Prime
Interest Rate payable in monthly
installments of $158,265 including
principal and interest, until July 6,
2004 at which time the balance is due.
The note is secured by a first deed of
trust in land and building (See Note 9).  20,430,000   21,280,000

Less current portion                          39,000       39,000
                                         $20,391,000  $21,241,000

    Principal payments on long-term debt during the succeeding five years are as follows:

            1996 (Remaining nine months)     29,000
            1997                             42,000
            1998                             46,000
            1999                             50,000
            2000                             55,000
            Thereafter                   20,208,000
                                       $ 20,430,000

     The maturities were calculated based upon interest rates in effect at March 31, 1996.

NOTE 7 - LEASES

     The Company leases equipment and hotel and bus depot property under long-term lease agreements which are classified as capital leases. The lease with Exber, Inc. (See Note 9) covering the hotel and bus depot property expires in 2001 with renewals. The hotel and bus depot property lease contains one renewal option of twenty-five years and four renewal options of ten years. The bus depot property is sublet to Greyhound Lines Inc. under a lease expiring in 2001, with two ten-year renewal options available. The value of the lease with Exber, Inc. is as follows:

                                    March 31,   December 31,
                                      1996        1995
    Land and Buildings             $9,242,000   $9,242,000
    Less accumulated amortization   8,309,000    8,265,000
                                      933,000      977,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
      UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 7 - LEASES (CONTINUED)

     The following is a schedule of future minimum lease payments as of March 31, 1996.

     1996 (Remaining nine months)        $  937,000
     1997                                 1,250,000
     1998                                 1,250,000
     1999                                 1,250,000
     2000                                 1,250,000
     Thereafter                             729,000
     Total minimum lease payments         6,666,000
     Less amount representing interest    1,953,000
     Present value of net minimum
       lease pmts under capital leases    4,713,000
     Less current portion                   623,000
     Long-term obligations under
     capital leases                       4,091,000

SUBLEASES

   The bus depot property under a capital lease is sublet as follows:

                                          March 31,  December 31,
                                            1996         1995
     Minimum future rents receivable      $325,000       $369,000
     Less amount representing interest     103,000        112,000
     Minimum lease payments receivable     222,000        257,000
     Less current portion (included in
        accounts receivable)                33,000         33,000
          Net investment in direct
            financing lease (See Note 3)   189,000        224,000

   Other sublet rental property:
     The Company rents building space to several retail stores under various short-term leases. Income from these subleases, included in other income, was 76,000 and $188,000 at March 31, 1996 and December 31, 1995, respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. Contributions for the first three months of 1996 and 1995 were $241,000 and $192,000 respectively.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. Contributions for the first three months of 1996 and 1995 were $75,000 for each period.

        UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 9 - RELATED PARTIES

     On December 18, 1991, Exber, Inc., a 45.02% stockholder as of March 31, 1996, loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February 1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. The majority of the proceeds of the note were used to retire the outstanding debt to Bank of America. The outstanding balance of the note at March 31, was $20,430,000.

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

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company had total cash assets amounting to $3,794,000 (7% of total assets) at March 31, 1996 and $2,959,000
(5.6% of total assets) at December 31, 1995. The ratio of current assets to current liabilities was 1.2 to 1 at March
31, 1996 and 1.0 to 1 at December 31, 1995. Due to the liquidity provided by the gaming activities in the Company's casino, management believes that its working capital ratio is sufficient to meet normal operating requirements.

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

     The Company's long-term debt and obligations under capital leases, including current maturities, was $20,430,000 at March 3, 1996 and $22,750,000 at December 31, 1995. The ratio of long-term debt to equity was 1.1 to 1 at March 31, 1996 and 1.3 to 1 at December 31, 1995.

     The Company disbursed $565,000 to purchase 28,262 treasury shares during 1995. During the first three months of 1996 the Company did not purchase any shares. The 1995 acquistions were funded from internally generated cash flow.

RESULTS OF OPERATIONS
     The Company's gross revenues for the first three months of 1996 increased by 11.4% or $471,000 compared to the first quarter of 1995. Improvements were most significant in the slot and table games departments. Slot revenues increased by $216,000 (12%) while table games revenue increased by $131,000 (24%).
Food revenues also increased by $56,000 (33%) and Beverage revenues rose slightly by $7,000 (4%). Virtually all of the other departments also showed an improvement over the previous year due to increased foot traffic in the casino. The increase in gross revenues was partially offset by higher operating costs. Operating expenses for the period were up 9% or $313,000 from the year earlier quarter. Although the food department showed the largest net increase in costs, higher operating expenses were spread among basically all departments. Overall, the company reported a net income of $901,000, up $182,000 from the $719,000 reported for the same period last year.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date:  April 30, 1996            /SS/ JOHN F. GAUGHAN
                                 JOHN F. GAUGHAN, President &
                                Chief Operating Officer




Date:  April 30, 1996            /SS/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer