Form 10-Q
period 1996-06-30
UNION PLAZA HOTEL & CASINO INC
filed 1996-08-15
CIK 87918

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 1996


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

                                        Outstanding at
       Class of Common Stock            June 30, 1996
          $.50 par value                761,719 shares

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



/s/ JOHN F. GAUGHAN

John F. Gaughan, President

Las Vegas, Nevada
August 14, 1996

                 PART 1. - Financial Information

Item 1.    Financial Statements

Exhibit EX-27. Financial Data Statement

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                         (UNAUDITED)
                     Amounts in Thousands
[CAPTION]
             JUNE 30, 1996 and DECEMBER 31, 1995

                            ASSETS

                                     JUNE 30,     DECEMBER 31,
                                      1996            1995
[S]                               [C]             [C]
Current Assets:
 Cash                             $    3,321      $    2,959
 Accounts receivable                     638             966
  Inventories of food, beverage
    and supplies                         444             470
  Prepaid expense                      1,012           1,306

           Total current assets        5,415           5,701

Property and equipment:
  Land                                 6,912           6,912
  Buildings                           56,737          56,709
  Leasehold improvements               3,463           3,456
  Furniture and equipment             34,650          33,986
                                     101,762         101,063

Less accumulated depreciation
  and amortization                    58,122          55,928

      Net property and equipment      43,640          45,135

Other assets                           2,393           2,327




                                  $   51,448      $   53,163







[FN]
            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                        JUNE 30,     DECEMBER 31,
                                          1996           1995
[S]                                      [C]           [C]
Current liabilites:
  Accounts payable                       $  2,701      $  2,736
  Accrued liabilities                       1,679         2,126
  Current portion of long-term debt            39            39
  Current portion of obligations under
   capital leases                             623           623
        Total current liabilities           5,042         5,524

Long-term debt, less current portion       19,331        21,241
Obligations under capital leases, less
 current portion                            3,938         4,239


Deferred income taxes                       4,365         4,365
                                           32,676        35,369
Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 761,719 shares at
   June 30, 1996 and 761,719 shares
   at December 31, 1995.                      750           750
Additional paid-in capital                  5,462         5,462
Retained earnings                          26,349        25,371

Less treasury stock, at cost, 738,281
 shares at June 30, 1996 and 738,281 shares
 at December 31, 1995, respectively        13,789        13,789

           Total stockholders' equity      18,772        17,794
                                           51,448        53,163


[FN]
            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME
                          (UNAUDITED)
[CAPTION]
          Amounts in thousands, except per share data
           SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                           SIX MONTHS         THREE MONTHS
                          ENDED JUNE 30,     ENDED JUNE 30,
                          1996     1995      1996     1995
[S]                      [C]      [C]        [C]      [C]
REVENUES:
  Casino                 $ 19,646 $ 18,629   $ 9,024  $ 8,745
  Food and Beverage         4,989    4,440     2,391    2,178
  Rooms                     6,117    5,939     2,970    2,860
  Other                     1,185    1,086       582      541

   GROSS REVENUES          31,937   30,094    14,967   14,324
  Less promotional          3,800    3,920     1,696    1,747

   NET REVENUES            28,137   26,174    13,271   12,577

OPERATING EXPENSES:
 Casino                     7,537    7,255     3,753    3,695
 Food and Beverage          6,943    5,953     3,457    2,922
 Rooms                      2,788    2,436     1,387    1,192
 General & Administrative   2,121    2,202       876      978
 Entertainment                247      230       121      114
 Advertising & Promotion      173      106       102      106
 Utilities & Maintenance    2,789    2,652     1,448    1,379
 Deprec. & Amortization     2,194    2,125     1,097    1,067
 Prov. for Doubtful Acct.      26      (12)       35        6
 Other Costs and Expenses     723      694       362      343

  TOTAL OPERATING EXPENSES 25,541   23,641    12,638   11,802

   OPERATING INCOME         2,596    2,533       633      775

OTHER INCOME (EXPENSE):
 Interest Income               17       18        12       11
 Interest Expense          (1,172)  (1,354)     (569)    (678)

 TOTAL OTHER INC/(EXP)     (1,155)  (1,336)     (557)    (667)

INCOME BEFORE INCOME TAXES  1,441    1,197        76      108
INCOME TAXES                  466      407         2       37

NET INCOME                    975      790        74       71

EARNINGS PER COMMON SHARE   $1.28    $1.03     $0.10    $0.09
 [FN]
            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)
        FOR SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Amounts in thousands, except per share data

INCREASE IN CASH AND CASH EQUIVALENTS
                                                1996      1995
[S]                                        [C]         [C]
Cash flows from operating activities:
 Cash received from customers              $  28,319   $  26,145
 Cash paid to suppliers and employees        (23,900)    (21,569)
 Interest received                                24          29
 Interest paid                                (1,172)     (1,354)
 Income taxes paid                                 0           0
   Net cash provided by operating activities   3,272       3,251

Cash flows from investing activities:
 Proceeds from sale of property & equipment        0           0
 Proceeds from sale of bonds                       0           0
 Purchase of property and equipment             (699)     (1,427)
   Net cash used in investing activities        (699)     (1,427)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder         0           0
 Principal payments on capital lease            (301)       (261)
 Principal payments on long-term debt         (1,910)     (1,050)
 Purchase of Treasury Stock                        0         (50)
   Net cash used in financing activities      (2,211)     (1,361)

Net increase (decrease) in cash &
  cash equivalents                               362         463
Cash and cash equivalents
  at 12/31/95 and 12/31/94                     2,959       2,744

Cash and cash equivalents,
  at 06/30/96 and 06/30/95                     3,321       3,207

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income for period ended
   6/30/96 and 6/30/95                      $    975    $    790

 Adjustments to reconcile net income to
 Net cash provided by operating activities:
 Depreciation and amortization                 2,241       2,125
 Gain on sale of assets                            0           0
 Bad debt expense                                (26)        (12)
(Increase) decrease in assets:
   Accounts receivable                           347         144
   Interest receivable                             7          11
   Inventories                                    26           1
   Prepaid expenses                              149         337
   Other assets                                   30          35
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses        (914)       (180)
   Interest payable                                0           0
   Income Tax Payable                            436           0
     Total adjustments                         2,296       2,461

Net cash provided by operating activities      3,271       3,251

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

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:
                                         June 30,  December 31,
                                           1996        1995

               Casino                   $270,000    $408,000
               Hotel                     178,000     336,000
               Other                     228,000     236,000
                                         676,000     980,000
               Less allowance for
                  doubtful accounts       38,000      14,000
                                        $638,000    $966,000
NOTE 3 - OTHER ASSETS

     Other assets consist of the following:
                                        June 30,   December 31,
                                           1996        1995
 Expansion of gaming rights, less
   accumulated amortization of       $    203,000 $    223,000
   $607,000 and $587,000
 Subordination of security interest
   in lease, less accumulated
   amortization of $797,000 and
   $783,000                                     0       27,000
 Net investment in direct financing
   lease, net of current portion (Note 7) 175,000      224,000
 Leasehold costs, less accumulated
   amortization of $367,000 and
   $359,000                                72,000       80,000
 Investment in Fremont Street
   Experience (Note 11)                 1,212,000    1,135,000
 Deposits and other                       731,000      638,000
                                        2,393,000    2,327,000

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                         June 30,  December 31,
                                            1996        1995
       Salaries and Wages              $  502,000  $  848,000
       Union back wages                    82,000     148,000
       Taxes, other than tax on income    348,000     425,000
       Other                              747,000     705,000
                                       $1,679,000  $2,126,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 5 - INCOME TAXES

     The Internal Revenue Service has examined the Company's
Federal income tax returns through 1991. Management is of the opinion that all taxes have been paid or provided for through June 30, 1996.

NOTE 6 - LONG-TERM DEBT
                                          June 30,  December 31,
Long-term debt consists of the following:    1996       1995

Note Payable to Exber, Inc. at the Prime
Interest Rate payable in monthly
installments of $158,265 including
principal and interest, until July 6,
2004 at which time the balance is due.
The note is secured by a first deed of
trust in land and building (See Note 9).  19,370,000   21,280,000

Less current portion                          39,000       39,000
                                         $19,331,000  $21,241,000

    Principal payments on long-term debt during the succeeding five years are as follows:

            1996 (Remaining six months)      20,000
            1997                             42,000
            1998                             46,000
            1999                             50,000
            2000                             55,000
            Thereafter                   19,157,000
                                       $ 19,370,000

     The maturities were calculated based upon interest rates in effect at June 30, 1996.

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

                                    June 30,   December 31,
                                      1996        1995
    Land and Buildings             $9,242,000   $9,242,000
    Less accumulated amortization   8,354,000    8,265,000
                                      888,000      977,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
      UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 7 - LEASES (CONTINUED)

     The following is a schedule of future minimum lease payments as of June 30, 1996.

     1996 (Remaining six months)         $  625,000
     1997                                 1,250,000
     1998                                 1,250,000
     1999                                 1,250,000
     2000                                 1,250,000
     Thereafter                             729,000
     Total minimum lease payments         6,354,000
     Less amount representing interest    1,793,000
     Present value of net minimum
       lease pmts under capital leases    4,561,000
     Less current portion                   623,000
     Long-term obligations under
     capital leases                       3,938,000

SUBLEASES

   The bus depot property under a capital lease is sublet as follows:

                                          June 30,  December 31,
                                            1996         1995
     Minimum future rents receivable      $274,000       $369,000
     Less amount representing interest      95,000        112,000
     Minimum lease payments receivable     179,000        257,000
     Less current portion (included in
        accounts receivable)                33,000         33,000
          Net investment in direct
            financing lease (See Note 3)   146,000        224,000

   Other sublet rental property:
     The Company rents building space to several retail stores under various short-term leases. Income from these subleases, included in other income, was $153,000 and $188,000 at June 30, 1996 and December 31, 1995,
     respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. Contributions for the first six months of 1996 and 1995 were $254,000 and $211,000 respectively.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. Contributions for the first six months of 1996 and 1995 were $150,000 for each period.

        UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 9 - RELATED PARTIES

     On December 18, 1991, Exber, Inc., a 45.02% stockholder as of June 30, 1996, loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February 1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. The majority of the proceeds of the note were used to retire the outstanding debt to Bank of America. The outstanding balance of the note at June 30, was $19,370,000.

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

NOTE 11 - INVESTMENT IN FREMONT STREET EXPERIENCE

     In 1994, the Company's wholly-owned subsidiary, Union Plaza Experience, Inc., was organized to participate with other downtown Las Vegas casino enterprises and the City of Las Vegas Redevelopment Agency, in a redevelopment project known as the Fremont Street Experience. The Union Plaza Experience, Inc. is entitled to one seat on the board of directors of the Fremont
Street Experience Limited Liability Company at all times.   The
Company's 5.6% investment had been accounted for by the equity method.

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     The Company had total cash assets amounting to $3,321,000
(6% of total assets) at June 30, 1996 and $2,959,000
(5.6% of total assets) at December 31, 1995. The ratio of current assets to current liabilities was 1.1 to 1 at June
30, 1996 and 1.0 to 1 at December 31, 1995. Due to the liquidity provided by the gaming activities in the Company's casino, management believes that its working capital ratio is sufficient to meet normal operating requirements.

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

     The Company's long-term debt and obligations under capital leases, including current maturities, was $19,370,000 at June 30, 1996 and $22,750,000 at December 31, 1995. The ratio of long-term debt to equity was 1.1 to 1 at June 30, 1996 and 1.3 to 1 at December 31, 1995.

     The Company disbursed $565,000 to purchase 28,262 treasury shares during 1995. During the first six months of 1996 the Company did not purchase any shares. The 1995 acquistions were funded from internally generated cash flow.

RESULTS OF OPERATIONS
     The Company's gross revenues for the first six months of 1996 increased by 5.1% or $1,411,000 compared to the first six months of 1995. Improved casino traffic and increased hotel occupancy resulted in higher revenues throughout each segment of the Company's operation. The most significant gains were produced by the slot department where gross revenues rose by $680,000 or 6% compared to a year ago. Gross food and beverage revenues also rose $318,000 compared to 1995, although these gains were negated by sharply higher operating costs. Virtually all other departments also showed an improvement when compared to June of 1995.

     Higher operating costs primarily in the room, food and beverage segments offset most of the gains in gross revenue during the period. Operating costs rose by 5.7% or $1,255,000 compared to 1995, with food, beverage and room costs up $1,114,000. Advertising costs declined by $152,000 while all other departmental expenses changed less than one half of a percent.

     Overall, the company reported a net income of $975,000, up
$185,000 from the $790,000 reported for the same period last year.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: August 13, 1996            /SS/ JOHN F. GAUGHAN
                                 JOHN F. GAUGHAN, President &
                                Chief Operating Officer




Date: August 13, 1996            /SS/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer