Form 10-Q
period 1996-09-30
UNION PLAZA HOTEL & CASINO INC
filed 1996-11-15
CIK 87918

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1996


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

                                        Outstanding at
       Class of Common Stock            September 30, 1996
          $.50 par value                759,419 shares

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



/s/ JOHN F. GAUGHAN

John F. Gaughan, President

Las Vegas, Nevada
November 13, 1996

                 PART 1. - Financial Information

Item 1.    Financial Statements

Exhibit EX-27. Financial Data Statement

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                         (UNAUDITED)
                     Amounts in Thousands
[CAPTION]
          SEPTEMBER 30, 1996 and DECEMBER 31, 1995

                            ASSETS

                                  SEPTEMBER 30,    DECEMBER 31,
                                      1996            1995
[S]                               [C]             [C]
Current Assets:
 Cash                             $    2,839      $    2,959
 Accounts receivable                     589             966
  Inventories of food, beverage
    and supplies                         452             470
  Prepaid expense                      1,161           1,306

           Total current assets        5,041           5,701

Property and equipment:
  Land                                 6,912           6,912
  Buildings                           56,749          56,709
  Leasehold improvements               3,483           3,456
  Furniture and equipment             34,256          33,986
                                     101,400         101,063

Less accumulated depreciation
  and amortization                    58,199          55,928

      Net property and equipment      43,201          45,135

Other assets                           2,406           2,327


                                  $   50,648      $   53,163






[FN]
            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                      SEPTEMBER 30,   DECEMBER 31,
                                          1996           1995
[S]                                      [C]           [C]
Current liabilites:
  Accounts payable                       $  2,153      $  2,736
  Accrued liabilities                       2,071         2,126
  Current portion of long-term debt            39            39
  Current portion of obligations under
   capital leases                             623           623
        Total current liabilities           4,886         5,524

Long-term debt, less current portion       19,241        21,241
Obligations under capital leases, less
 current portion                            3,780         4,239


Deferred income taxes                       4,366         4,365
                                           32,273        35,369
Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 759,419 shares at
   September 30, 1996 and 761,719 shares
   at December 31, 1995.                      750           750
Additional paid-in capital                  5,462         5,462
Retained earnings                          26,010        25,371
                                           32,222        31583

Less treasury stock, at cost, 740,581
 shares at September 30, 1996 and 738,281 shares
 at December 31, 1995, respectively        13,847        13,789

           Total stockholders' equity      18,375        17,794
                                           50,648        53,163


[FN]
            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME
                          (UNAUDITED)
[CAPTION]
          Amounts in thousands, except per share data
  NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                           NINE MONTHS       THREE MONTHS
                        ENDED SEPTEMBER 30, ENDED SEPTEMBER 30,
                          1996     1995      1996     1995
[S]                      [C]      [C]        [C]      [C]
REVENUES:
  Casino                 $ 28,470 $ 27,448   $ 8,824  $ 8,819
  Food and Beverage         7,360    6,659     2,371    2,219
  Rooms                     9,098    8,747     2,981    2,808
  Other                     1,768    1,659       583      573

   GROSS REVENUES          46,696   44,513    14,759   14,419
  Less promotional          5,746    5,879     1,946    1,959

   NET REVENUES            40,950   38,634    12,813   12,460

OPERATING EXPENSES:
 Casino                    11,040   10,964     3,503    3,709
 Food and Beverage         10,659    9,258     3,716    3,305
 Rooms                      4,274    3,786     1,486    1,350
 General & Administrative   2,953    3,034       832      832
 Entertainment                369      345       122      115
 Advertising & Promotion      296      245       123      139
 Utilities & Maintenance    4,431    4,351     1,642    1,699
 Deprec. & Amortization     3,303    3,206     1,109    1,081
 Prov. for Doubtful Acct.      48        2        22       14
 Other Costs and Expenses   1,058    1,062       335      368

  TOTAL OPERATING EXPENSES 38,431   36,253    12,890   12,612

   OPERATING INCOME         2,519    2,381       (77)    (152)

OTHER INCOME (EXPENSE):
 Interest Income               25       27         8        9
 Interest Expense          (1,729)  (2,002)     (557)    (648)

 TOTAL OTHER INC/(EXP)     (1,704)  (1,975)     (549)    (639)

INCOME BEFORE INCOME TAXES    815      406      (626)    (791)
INCOME TAXES                  177      138      (289)    (269)

NET INCOME                    638      268      (337)    (522)

EARNINGS PER COMMON SHARE   $0.84    $0.35    ($0.44)   ($0.69)
 [FN]
            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)
      FOR NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Amounts in thousands, except per share data

INCREASE IN CASH AND CASH EQUIVALENTS
                                                1996      1995
[S]                                        [C]         [C]
Cash flows from operating activities:
 Cash received from customers              $  41,431   $  38,622
 Cash paid to suppliers and employees        (36,379)    (33,653)
 Interest received                                32          38
 Interest paid                                (1,729)     (2,002)
 Income taxes paid                                 0           0
   Net cash provided by operating activities   3,355       3,005

Cash flows from investing activities:
 Proceeds from sale of property & equipment        0           0
 Proceeds from sale of bonds                       0           0
 Purchase of property and equipment             (958)     (1,990)
   Net cash used in investing activities        (958)     (1,990)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder         0           0
 Principal payments on capital lease            (459)       (400)
 Principal payments on long-term debt         (2,000)     (1,220)
 Purchase of Treasury Stock                      (58)        (50)
   Net cash used in financing activities      (2,517)     (1,670)

Net increase (decrease) in cash &
  cash equivalents                              (120)       (655)
Cash and cash equivalents
  at 12/31/95 and 12/31/94                     2,959       2,744

Cash and cash equivalents,
  at 09/30/96 and 09/30/95                     2,839       2,089

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income for period ended
   09/30/96 and 09/30/95                    $    638    $    268

 Adjustments to reconcile net income to
 Net cash provided by operating activities:
 Depreciation and amortization                 2,951       3,206
 Gain on sale of assets                            0           0
 Bad debt expense                                  0           2
(Increase) decrease in assets:
   Accounts receivable                           370          47
   Interest receivable                             7          11
   Inventories                                    18           6
   Prepaid expenses                               43        (130)
   Other assets                                 (137)         23
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses        (712)       (482)
   Interest payable                                0           0
   Income Tax Payable                            177          54
     Total adjustments                         2,717       2,737

Net cash provided by operating activities      3,355       3,005

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

Nature of the Operations and Basis of Accounting

     The Company's wholly-owned subsidiary, Union Plaza Operating Company, operates hotel and gaming operations in downtown Las Vegas, Nevada. A substantial portion of the operating revenues of the Company's subsidiary is derived from gaming operations which are subject to extensive regulations in the State of Nevada by the Gaming Commission, the Gaming Control Board and local regulatory agencies. The Company does not anticipate any material changes in which the financial results are reported due to the adoption of new or proposed accounting pronouncements.

     In 1994, the Company organized Union Plaza Experience, Inc. as a wholly owned subsidiary to participate with other downtown Las Vegas casino enterprises and the City of Las Vegas Redevelopment Agency, in a redevelopment project known as the Fremont Street Experience. Investment at September 30, 1996 was $1,288,000 and $1,135,000 at December 31, 1995. The Company's investment had been accounted for by the equity method. The Company has no other materially important subsidiaries or operations.

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

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:
                                      September 30, December 31,
                                           1996        1995

               Casino                   $254,000    $408,000
               Hotel                     180,000     336,000
               Other                     189,000     236,000
                                         623,000     980,000
               Less allowance for
                  doubtful accounts       34,000      14,000
                                        $589,000    $966,000
NOTE 3 - OTHER ASSETS

     Other assets consist of the following:
                                      September 30, December 31,
                                           1996        1995
 Expansion of gaming rights, less
   accumulated amortization of       $    192,000 $    223,000
   $618,000 and $587,000
 Nevada Pari-Mutuel Association            10,000            0
 Subordination of security interest
   in lease, less accumulated
   amortization of $810,000 and
   $783,000                                     0       27,000
 Net investment in direct financing
   lease, net of current portion (Note 7) 167,000      224,000
 Leasehold costs, less accumulated
   amortization of $370,000 and
   $359,000                                69,000       80,000
 Investment in Fremont Street
   Experience (Note 11)                 1,288,000    1,135,000
 Deposits and other                       680,000      638,000
                                        2,406,000    2,327,000

        UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (CONTINUED)

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                       September 30, December 31,
                                            1996        1995
       Salaries and Wages              $  588,000  $  848,000
       Union back wages                    82,000     148,000
       Taxes, other than tax on income    317,000     425,000
       Other                            1,084,000     705,000
                                       $2,071,000  $2,126,000

NOTE 5 - INCOME TAXES

     The Internal Revenue Service has examined the Company's
Federal income tax returns through 1991. Management is of the opinion that all taxes have been paid or provided for through September 30, 1996.

NOTE 6 - LONG-TERM DEBT
                                        September 30, December 31,
Long-term debt consists of the following:    1996       1995

Note Payable to Exber, Inc. at the Prime
Interest Rate payable in monthly
installments of $158,265 including
principal and interest, until July 6,
2004 at which time the balance is due.
The note is secured by a first deed of
trust in land and building (See Note 9).  19,280,000   21,280,000

Less current portion                          39,000       39,000
                                         $19,241,000  $21,241,000

    Principal payments on long-term debt during the succeeding five years are as follows:

            1996 (Remaining three months)    10,000
            1997                             42,000
            1998                             46,000
            1999                             50,000
            2000                             55,000
            Thereafter                   19,077,000
                                       $ 19,280,000

     The maturities were calculated based upon interest rates in effect at September 30, 1996.

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

                                  September 30, December 31,
                                      1996         1995
    Land and Buildings             $9,242,000   $9,242,000
    Less accumulated amortization   8,369,000    8,265,000
                                      873,000      977,000


     The following is a schedule of future minimum lease payments as of September 30, 1996.

     1996 (Remaining three months)       $  313,000
     1997                                 1,250,000
     1998                                 1,250,000
     1999                                 1,250,000
     2000                                 1,250,000
     Thereafter                             729,000
     Total minimum lease payments         6,042,000
     Less amount representing interest    1,639,000
     Present value of net minimum
       lease pmts under capital leases    4,403,000
     Less current portion                   623,000
     Long-term obligations under
     capital leases                       3,780,000

         UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
         UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (CONTINUED)

SUBLEASES

   The bus depot property under a capital lease is sublet as follows:

                                       September 30,  December 31,
                                            1996         1995
     Minimum future rents receivable      $265,000       $369,000
     Less amount representing interest      87,000        112,000
     Minimum lease payments receivable     178,000        257,000
     Less current portion (included in
        accounts receivable)                33,000         33,000
          Net investment in direct
            financing lease (See Note 3)   145,000        224,000

   Other sublet rental property:
     The Company rents building space to several retail stores under various short-term leases. Income from these subleases, included in other income, was $154,000 and $188,000 at September 30, 1996 and December 31, 1995,
     respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. Contributions for the first nine months of 1996 and 1995 were $314,000 and $211,000 respectively.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. Contributions for the first nine months of 1996 and 1995 were $225,000 for each period.

NOTE 9 - RELATED PARTIES

     On December 18, 1991, Exber, Inc., a 45.15% stockholder as of September 30, 1996, loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February
1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. The majority of the proceeds of the note were used to retire the outstanding debt to Bank of America. The outstanding balance of the note at September 30, was $19,280,000.

        UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 9 - RELATED PARTIES (CONTINUED)

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

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

  The Company had total cash assets amounting to $2,839,000
(5.6% of total assets) at September 30, 1996 and $2,959,000
(5.6% of total assets) at December 31, 1995. The ratio of current assets to current liabilities was 1.0 to 1 at September 30, 1996 and 1.0 to 1 at December 31, 1995. Long-term debt and obligations under capital leases, including current maturities was $19,280,000 at September 30, 1996 and $22,750,000 at
December 31, 1995.  The ratio of long-term debt to equity was
1.0 to 1 at September 30, 1996 and 1.3 to 1 at December 31, 1995.

  Capital expenditures during the first nine months of 1996 were $958,000, consisting of new room air conditioners and other general property improvements. The 1996 expenditures represent a 52% decline in capital spending compared to last year when the Company expended $1,990,000. The 1995 improvements included the renovation of the Center Stage Restaurant and various upgrades to the casino gaming area. Capital expenditures for the remainder of 1996 and beyond are expected to be in line with the current trend with no major renovations or outlays of cash anticipated.

  Gaming activities at the Company's casino continue to provide steady cash flows despite decling earnings over the past several years. Due to the liquidity provided by by the gaming activities in the Company's casino, management believes that its working capital ratio is sufficient to meet normal operating requirements and to service the existing debt at current levels. The Company continues to focus on an agressive debt repayment plan which effectively reduces the interest expense for future periods. During the first nine months of 1996, the Company has made principal payments on long-term debt of $2,000,000 compared to $1,220,000 in the same period last year. With the majority of planned capital improvements completed, management believes that future cash flows will provide enough cash to pay off the long term debt obligations prior to the July 6, 2004, due date.

  Investing activities in the past two years have been limited to share repurchases from existing stockholders and investment in the Fremont Street Experience through its wholly owned subsidiary, Union Plaza Experience, Inc. The Company disbursed $565,000 to purchase 28,262 treasury shares during 1995. During the first nine months of 1996, the Company disbursed $58,000 to repurchase 2,300 shares. All purchases of treasury stock were funded by internally generated cash flow. The Company does not anticipate the purchase of any material number of shares of its stock or to perform any material investing activities over the next twelve months. At this time, the Company's stock remains unlisted on any exchange and there is no active market for the shares, therefore, the performance graph has been omitted from this filing.

  The three year decline in net income for the Company appears to have stabilized with the completion of the Fremont Street Experience redevelopment project at the end of 1995. While the Fremont Street Experience has not impacted earnings to the degree the Company had anticipated, the improved room occupancy levels and higher gaming revenues signify a reversal in the downward trend established in the previous three years. The Company cannot be certain that earnings will continue to improve, or that the Fremont Street Experience will continue to bring additional traffic to the downtown area. The Company is also exposed to other factors that may have an adverse impact on earnings including increasing competition in the Las Vegas valley along with the possibility of a nationwide recession. As a result of these factors, Management is unable to accurately predict future profitability at the Company's hotel and casino.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (Cont.)

  As of September 30, 1996, the Company had receivables of $589,000 compared to $966,000 at December 31, 1995. The decline in receivables is due to timing differences in business, mainly as a result of customer credit outstanding and other hotel related factors. Compared to the same period in 1995, receivables remain basically unchanged. Prepaid expenses declined by $145,000 at the end of the third quarter when compared to December 31, 1995 due to timing differences in prepaid gaming taxes and licenses. Other Assets increased by $79,000 in the period reflecting investments in the Union Plaza Experience, Inc. Accounts Payables and Accrued Liabilities declined significantly when compared to December 31, 1995. The 1995 figures include certain payables connected to the renovation of the Center Stage Restaurant which was completed in December. Compared to the first nine months of 1995, payables have not increased significantly.


RESULTS OF OPERATIONS

  The Company's gross revenues increased by $2,183,000 (4.9%) in the first nine months compared to the same period in 1995. Improved patron traffic and increased hotel occupancy resulted in higher casino revenues at the Company's gaming facility. Gross profits were positively impacted by gaming revenues which showed improvement over 1995. The slot department was the biggest beneficiary of the increased floor traffic as slot machine revenue climbed by nearly $1,000,000 in the period, reflecting an increase of 5.4% Poker and Pan revenue also rose by $150,000 (17%) as the result of more tournaments and the implementation of self-funded jackpots. Race and sports operations, as well as keno, showed slight improvement over last year by rising $46,000. Casino table game revenue was negatively impacted by a few known gamblers who won significantly in the quarter. Table game revenue fell by $160,000 (2.5%) when compared to the same period in 1995.

  Gross food and beverage revenues rose $311,000 for the first nine months of 1996. Revenue gains were the result of increased patron traffic and higher hotel occupancy rates. For the first nine months of 1996, the hotel occupancy rate averaged 97.1% versus 91.5% in 1995. Room revenues rose by $352,000 (4.0%) compared to 1995 when the downtown area was affected by the city street redevelopment construction. Occupancy levels were also positively impacted by aggressive pricing strategies utilized by the Company. In the first nine months of 1996, the Company's average rate per room has declined to $33 from $35.

  For the nine months ended September 30, 1996, total operating expenses increased by $2.2 million or 6%. Food and beverage operating costs increased by $1.4 million primarily as the result of higher payroll costs. 1996 results reflect the reopening of the Center Stage Restaurant in December 1995 and higher wages levels as outlined by the Company's labor contract. Additional factors contributing to the increase in food and beverage costs include glassware, uniforms, menus and cleaning supplies. Other material cost increases were attributed to the hotel where payroll costs rose $400,000 and other room related expenses rose by $90,000. The rise in hotel payroll and expenses were due to additional personnel and supplies needed to maintain rooms at higher occupancy levels. Utility and maintenance costs rose slightly due to higher payroll costs for the casino porters staffed to keep the premises clean.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS (Cont.)

Entertainment and advertising costs rose a combined $75,000 due to higher lounge contract fees and overall higher costs associated with the normal advertising and promotion campaign. General and Administrative costs declined by $81,000 due to fewer workers compensation claims and a decrease of $45,000 in legal fees resulting from fewer legal issues and the prior settlement of labor contracts.

                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: November 13, 1996            /SS/ JOHN F. GAUGHAN
                                 JOHN F. GAUGHAN, President &
                                     Chief Operating Officer




Date: November 13, 1996            /SS/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer





Date: November 13, 1996            /SS/ LARRY DOLESH
                                 LARRY DOLESH, Vice President &
                                     Chief Financial Officer






Date: November 13, 1996            /SS/ ALAN J. WOODY
                                 ALAN J. WOODY, Controller