Form 10-K
period 1996-12-31
UNION PLAZA HOTEL & CASINO INC
filed 1997-03-31
CIK 87918

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                            FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of
               The Securities Exchange Act of 1934


           For the fiscal year ended December 31, 1996
                   Commission File No. 0-8133


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

Registrant's telephone number, including area code:
                            (702)386-2110

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

    As of March 1, 1997, 758,419 shares of common stock were outstanding. The Company's shares are not traded on any market and although it would be possible, by taking into account occasional private sales of such shares, to determine an estimated value of shares held by non-affiliates, it appears impracticable and could be misleading.

               DOCUMENTS INCORPORATED BY REFERENCE

         Incorporated Document              Location in Form 10-K

Annual Report to Stockholders For Year
Ended December 31, 1996                     Part II - Item 6

Annual Report to Stockholders For Year
Ended December 31, 1996                     Part II - Item 7

Annual Report to Stockholders for Year
Ended December 31, 1996                     Part II - Item 8

Proxy Statement in connection with
Registrant's Annual Meeting to be
held on May 16, 1997 *                      Part III - Item 10

Proxy Statement in connection with
Registrant's Annual Meeting to be
held on May 16, 1997 *                      Part III - Item 11








* Proxy statements will be filed within the 120-day period after the end of the fiscal year.

                              PART I


Item 1.  Business.

     Union Plaza Hotel and Casino, Inc. (the "Company"), was organized as a corporation under the laws of the State of Nevada in 1962. During 1975, the Company transferred all of the business and properties to its wholly-owned subsidiary, Union Plaza Operating Company (the "Plaza Subsidiary"), which was organized as a corporation under the laws of the State of Nevada in April, 1975. In July, 1981, as a result of consummation of that certain Agreement Regarding Transfer of Assets between the Company and subsidiaries of Union Pacific Corporation 1 (the "Union Pacific Agreement"), all the shares of capital stock of the Plaza Subsidiary were transferred to Union Plaza Development Corporation, a corporation organized under the laws of the State of Nevada in 1979 ("UPDC"), 100% of the presently outstanding capital stock of which is now owned by the Company as a result of the issuance of the Company's common shares in exchange for outstanding UPDC capital stock, pursuant to provisions of the Union Pacific Agreement on July 31, 1984. All the assets held by UPDC have now been transferred to the Company and to the Plaza Subsidiary and UPDC is now dormant.

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

[FN]
  1 This Agreement was described in "Item 10(c) Submission of
Matters to a Vote of Security Holders" in the Form 10-K Annual
Report for the year ended December 31, 1979.

     The Company's management believes that, in addition to its casino, there are 21 other downtown Las Vegas casinos 2 (15 of which are also connected with similar hotel facilities) which currently generate annual gross gaming revenues of at least $1,000,000 each.

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

     Twenty-five of the Las Vegas Strip casinos are operated in conjunction with large hotels. The several most grandiose of the "Strip" hotel/casino complexes offer sumptuous accommodations and services and cabaret-type entertainment featuring the most famous entertainers in show business. These luxury complexes are, as a group, without equal among Nevada casinos in attracting the patronage and wagering activity of so-called "premium credit" or "high credit limit" casino players from throughout the world. As a result, these major hotel/casino complexes generally derive, over the long run, far greater revenues than do other Nevada casinos. There are 24 casinos with revenues over $36 million and 19 casinos with revenues over $72 million.

         Operations.

     The Company's Plaza casino offers a variety of games and is the largest total floor-area casino in downtown Las Vegas. At December 31, 1996, the Company's casino contained 19 "21" tables;
5 Craps tables; a 55-seat Keno lounge; a race and sports book; 3 Roulette wheels; 1 "mini-Baccarat" table; 1 "Pai Gow" poker table; 36 poker and pan tables; and a total of 1,575 slot machines of varying denominations.

[FN]
  2 See also comments under "Item Competition and Business Risks" first paragraph under "Competitive Conditions."

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

     Employees and Labor Relations.

     As of December 31, 1996, the Company had approximately
1,288 full-time employees and 67 part-time employees, of whom approximately 502 were persons directly involved in the casino activities on a full-time basis and 23 on a part-time basis. Taking into consideration employees on sick leave or vacation, the average number of people working on any given day during 1996 was approximately 973 of whom approximately 387 were directly involved in casino activities.

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

     On March 10, 1997, the Company entered into a collective bargaining agreement with the United Brotherhood of Carpenters and Joiners of America, Local 1780. The agreement was effective as of March 1, 1997, and extends up to and including February 28, 2001. The agreement sets forth new wage rates for all covered employees; specifically, hourly rates for employees will be increased $0.50 per year over the 4 year duration of the contract. The agreement also changes the health and welfare coverage for employees from the Union sponsored program to the Company's health and welfare program. There are currently 4 employees covered by this agreement.

     The Company's collective bargaining agreements with the Painters Local Union No. 159 and the Teamster Local Union No. 995 are both expired and the Company is currently in negotiations with both unions. The Company employs 2 painters who would be covered by any agreement with the Painters Union. An agreement with the Teamsters Union would cover a total of 53 employees, comprised of 17 Back End employees and 36 Front End employees.

     The Plaza and Culinary Union recently participated in an arbitration hearing concerning the management's decision to remove certain duties from the purview of change persons. Following the arbitration, the arbitrator ruled in favor of the Union and awarded back wages which amounted to approximately $300,000. The Plaza is currently in the process of appealing said decision.

     Competition and Business Risks.

         Competitive Conditions 3

     The Company competes with resort hotels in Las Vegas, some of which provide more elaborate and more lavish hotel, casino and entertainment facilities than the Company (see General., above). The primary competition, however, of the Company is the approximately 21 other casinos located in the downtown Las Vegas area. Other hotel/casino complexes may be expanded or constructed in the downtown area in the future. In addition to the gaming operations of the hotels in the area, there are large numbers of slot machines located in business establishments such as bars, grocery stores, drugstores and restaurants throughout Las Vegas. The Company also competes with other resort hotels and casino facilities located elsewhere in Nevada and possibly with other entertainment and resort facilities in other parts of the world. Recent legalization of gaming in several states could materially affect the Company's business. The Company is subject to being affected by adverse local, regional and national economic trends and conditions.

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

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, "Nevada

[FN]
 3 See also under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation."

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

     The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees. Changes in such laws, regulations and procedures could have an adverse effect on the Company's gaming operations.

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

     If the Nevada Gaming Authorities were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company or the Plaza Subsidiary, the companies involved would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company or the Plaza Subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

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

     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application , be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

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

Item 2.  Properties.

     The Company owns 100% of the Union Plaza Operating Company and Union Plaza Experience, Inc. The Company has no other materially important properties.

    The Company's Plaza Subsidiary's main casino is on the ground floor of a three-story building and is comprised of a total floor area of approximately 80,000 square feet. The Company's convention facilities are located above the casino area, and the hotel tower, completed in 1982, is located at the southern end of the casino.

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

         (b) There were 43 holders of Registrant's common stock on March 1, 1997.

         (c)  Dividends of $.10 per share were paid
              quarter-annually from April, 1978, through December, 1981, but no dividends have been declared since such date.


Item 6.  Selected Financial Data.

     The information required by this Item is incorporated by reference from the Annual Report to Stockholders for Year Ended
December 31, 1996, which is filed herewith as Exhibit 13.01.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

     The information required by this Item is incorporated by reference from the Annual Report to Stockholders for Year Ended
December 31, 1996, which is filed herewith as Exhibit 13.01.


Item 8.  Financial Statements and Supplementary Data.

     The following consolidated financial statements of the Registrant and its subsidiary included in the Registrant's Annual Report to Stockholders for the Year Ended December 31, 1996, all of which are filed herewith as Exhibit 13.01, are incorporated herein by reference:

         Report of Independent Certified Public Accountants

         Consolidated Balance Sheets - December 31, 1996 and
         1995.

         Consolidated Statements of Operations - Years ended
         December 31, 1996, 1995 and 1994.

         Consolidated Statements of Stockholders' Equity - Years
         Ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Cash Flows - Years Ended
         December 31, 1996, 1995 and 1994.

         Notes to Consolidated Financial Statements.


Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None

                             PART III


Item 10. Directors and Executive Officers of the Registrant.

     The information required by this Item is incorporated by reference to the Proxy Statement in connection with Registrant's
Annual Meeting to be held on May 16, 1997.


Item 11. Executive Compensation.

     The information required by this Item is incorporated by reference to the Proxy Statement in connection with Registrant's
Annual Meeting to be held on May 16, 1997.


Item 12. Security Ownership of Certain Beneficial Owners and
Management.

     The following table contains information concerning beneficial ownership, as defined in Footnote (1) to such table, of the Company's capital stock, as of March 15, 1997, by (a) each person known to the Company to have such beneficial ownership of more than five percent (5%) of all such capital stock outstanding as of March 15, 1997, and (b) all officers and directors as a group:

                        Number of Shares and
Names and Address       Nature of Beneficial          Percent
of Beneficial Owner     Ownership (1)
of Class

EXBER, INC.                  342,905 (3)              45.213%
600 E. Fremont St.
Las Vegas, NV  89101

J. K. HOUSSELS                90,200 (2)              11.893%
380 Rancho Circle
Las Vegas, NV  89107

JOHN D. GAUGHAN              449,297 (3)              59.250%
P. O. Box 680
Las Vegas, NV  89125

JIMMA LEE BEAM                97,512                  12.857%
2409 Windjammer Way
Las Vegas, NV  89107

All officers and directors   193,642                  25.554%
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

(3) The number of shares for John D. Gaughan include the 342,905 shares owned by Exber, Inc.. Mr. Gaughan is the President, and major shareholder of Exber, Inc. Also included in Mr. Gaughan's total are 3,650 shares owned of record by Mrs. John D. Gaughan. Mrs. Gaughan is deceased and her shares will be transferred to a trust controlled by Mr. Gaughan.

Item 13. Certain Relationships and Related Transactions.

     Exber, Inc. leases to the Company land and buildings in Las Vegas, Nevada. Annual payments by the Company and its subsidiaries are approximately $1,250,000. The major leases extend through the year 2001 with renewals. 4

     In February, 1993, Exber, Inc. made a loan of Eighteen Million ($18,000,000.00) Dollars to the Company which was utilized in partial payment of the outstanding loan, secured by Deed of Trust, from Valley Bank of Nevada (now Bank of America) and to satisfy an existing debt to Exber, Inc. of Three Million ($3,000,000.00) Dollars. The loan from Exber, Inc. in the total amount of $21,000,000, is secured by a First Deed of Trust upon the company property and bears interest at the prime rate and is payable at $158,264.90 per month.


                             PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on
Form 8-K.

(a) (1)       Financial Statements:

         The following consolidated financial statements of the Registrant are included in the Registrant's Annual
          Report to Stockholders for the Year Ended December 31,
[FN]
 4 See discussion under "Item 2. Properties."

          1996 and the independent auditor's report on such financial statements are incorporated herein by reference:


              Independent auditor's report

              Consolidated Balance Sheets - December 31, 1996 and
              1995

              Consolidated Statements of Operations - Years Ended
              December 31, 1996, 1995 and 1994

              Consolidated Statements of Stockholders' Equity -
              Years Ended December 31, 1996, 1995 and 1994

              Consolidated Statements of Cash Flows - Years Ended
              December 31, 1996, 1995 and 1994

              Notes to Consolidated Financial Statements


    (2) The following additional information for the years 1996, 1995 and 1994 is submitted herewith:

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

13.01 Annual Report to Stockholders for the fiscal year ended December 31, 1996.

22.01         List of Subsidiaries.

            INDEPENDENT AUDITORS' REPORT AND CONSENT



The Stockholders and
  Board of Directors
Union Plaza Hotel and Casino, Inc.


We hereby consent to the incorporation by reference in this annual report on Form 10-K of Union Plaza Hotel and Casino,
Inc. for the year ended December 31, 1996 of our report dated March 4, 1997 which appears in the annual report to stockholders for the year ended December 31, 1996.

The audit referred to in the above mentioned report also included the related financial schedules for the three years ended
December 31, 1996 listed in the accompanying index at Item
14(a)(2). In our opinion, such financial schedules for the years ended December 31, 1996, 1995 and 1994 present fairly the information required to be set forth therein.





                                      GARY V. CAMPBELL, CPA, LTD.



Las Vegas, Nevada
March 4, 1997

         UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

                            SCHEDULE V

                      PROPERTY AND EQUIPMENT

           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                      Balance at
                                                       beginning
                                                        of year
Year ended December 31, 1996:
    Land                                             $  6 912 000
    Buildings                                          56 709 000
    Leasehold improvements                              3 456 000
    Furniture and equipment                            33 986 000

                                                     $101 063 000


Year ended December 31, 1995:
    Land                                             $  6 912 000
    Buildings                                          56 330 000
    Construction in progress                                1 000
    Leasehold improvements                              3 453 000
    Furniture and equipment                            34 048 000

                                                     $100 744 000


Year ended December 31, 1994:
  Land                                               $  6 837 000
  Buildings                                            54 419 000
  Construction in progress                              1 100 000
  Leasehold improvements                                3 452 000
  Furniture and equipment                              32 001 000

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

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

                            SCHEDULE V

                      PROPERTY AND EQUIPMENT

           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                        Balance
  Additions                                             at end
   At Cost         Retirements         Other            of year

$   100 000       $      -        $      -         $   7 012 000
     37 000              -                            56 746 000
     28 000              -               -             3 484 000
  1 334 000         1 144 000            -            34 176 000

$ 1 499 000       $ 1 144 000     $      -         $ 101 418 000



$      -          $      -        $      -         $   6 912 000
    378 000              -              1 000 (a)     56 709 000
       -                 -             (1 000)(a)           -
      3 000              -               -             3 456 000
  2 172 000         2 234 000            -            33 986 000

$ 2 553 000       $ 2 234 000     $      -         $ 101 063 000



$    75 000       $      -        $      -         $   6 912 000
  1 017 000           205 000       1 099 000 (a)     56 330 000
       -                 -         (1 099 000)(a)          1 000
      1 000              -               -             3 453 000
  2 109 000            62 000            -            34 048 000

$ 3 202 000       $   267 000     $      -         $ 101 744 000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

                           SCHEDULE VI

           ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                      PROPERTY AND EQUIPMENT

           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       Amounts in thousands


                              Additions
                  Balance at charged to              Balance
                  beginning   cost and   Retirements at end
                   of year    expenses   and others   of year
Year ended
December 31, 1996:
Buildings          $ 28 406   $ 1 733     $     1   $ 30 138
Leasehold improv.     1 879       143         -        2 022
Furn. & Equip.       25 643     2 487       1 037     27 093

                   $ 55 928   $ 4 363     $ 1 038   $ 59 253


Year ended
December 31, 1995:
Buildings          $ 26 679   $ 1 727     $   -     $ 28 406
Leasehold improv.     1 740       139         -        1 879
Furn. & Equip.       25 437     2 427       2 221     25 643

                   $ 53 856   $ 4 293     $ 2 221   $ 55 928


Year ended
December 31, 1994:
Buildings          $ 25 050   $ 1 687     $    58   $ 26 679
Leasehold improv.     1 600       140         -        1 740
Furn. & Equip.       23 213     2 262          38     25 437

                   $ 49 863   $ 4 089     $    96   $ 53 856



     UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

                           SCHEDULE VIII

          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

           YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       Amounts in thousands



                         Additions
                      Charged
            Balance  to costs   Charged           Balance
          at begin.    and      to other  Deduc-  at end
           of year   expenses   accounts tions(1) of year
Year ended
December 31, 1996:
Allowance for
 doubtful
 accounts   $   14    $   65     $   -    $   36   $   43


Year ended
December 31, 1995:
Allowance for
 doubtful
 accounts   $   17    $    6     $   -    $    9   $   14


Year ended
December 31, 1994:
Allowance for
 doubtful
 accounts   $   27    $   19     $   -    $   29   $   17




(1) Write-off uncollectible accounts, net of recoveries.

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

                       SCHEDULE X

      SUPPLEMENTARY INCOME STATEMENT INFORMATION

      YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                 Amounts in thousands


                         Charged to costs and expenses
                      1996      1995      1994
Maintenance and repairs   $ 1 133   $ 1 106   $ 1 102

Taxes, other than payroll
 and income taxes:

      Gaming tax and
        licenses            3 396     3 309     3 442

      Propery taxes           904       896       881

      Advertising             414       344       453


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

                       UNION PLAZA HOTEL AND CASINO, INC.

                          /s/JOHN D. GAUGHAN
                          JOHN D.GAUGHAN, Chairman
                         of the Board and
                              Chief Executive Officer


                          /s/J. K. HOUSSELS
                          J. K. HOUSSELS, Vice Chairman
                              of the Board

Date: March 21, 1997.

   Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: March 21, 1997      /s/ JOHN D. GAUGHAN
                          JOHN D. GAUGHAN, Chairman
                              of the Board/President
                              Chief Operating Officer

Date: March 21, 1997      /s/ DON DOBSON
                          DON DOBSON, Vice President/
                              Secretary/Director

Date: March 21, 1997      /s/ JOHN P. JONES
                          JOHN P. JONES, Vice President/
                              Treasurer/Director

Date: March 21, 1997      /s/ LARRY DOLESH
                          LARRY DOLESH, Vice President/
                              Chief Financial Officer/
                              Director

Date: March 21, 1997      /s/ R. G. TAYLOR
                          R. G. TAYLOR, Director

Date: March 21, 1997      /s/ MIKE NOLAN
                          MIKE NOLAN, Vice President/
                                 Director




