Form 10-Q
period 1997-03-31
UNION PLAZA HOTEL & CASINO INC
filed 1997-05-23
CIK 87918

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 1997


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

                                        Outstanding at
       Class of Common Stock            March 31, 1997
          $.50 par value                758,419 shares

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



/s/ JOHN D. GAUGHAN

John D. Gaughan, President

Las Vegas, Nevada
May 09, 1997

                 PART 1. - Financial Information

Item 1.    Financial Statements

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                         (UNAUDITED)
                     Amounts in Thousands
[CAPTION]
             MARCH 31, 1997 and DECEMBER 31, 1996

                            ASSETS

                                    MARCH 31,     DECEMBER 31,
                                      1997            1996
[S]                               [C]             [C]
Current Assets:
 Cash                             $    2,418      $    2,982
 Accounts receivable                     837             883
  Inventories of food, beverage
    and supplies                         453             528
  Prepaid expense                      1,036             997

           Total current assets        4,744           5,390

Property and equipment:
  Land                                 7,012           7,012
  Buildings                           56,746          56,746
  Leasehold improvements               3,514           3,484
  Furniture and equipment             34,349          34,176
                                     101,621         101,418

Less accumulated depreciation
  and amortization                    60,299          59,253

      Net property and equipment      41,322          42,165

Other assets                           1,944           1,762




                                   $  48,010      $   49,317











            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                        MARCH 31,    DECEMBER 31,
                                          1997           1996
[S]                                      [C]           [C]
Current liabilites:
  Accounts payable                       $  1,878      $  2,323
  Accrued liabilities                       1,927         2,143
  Checks issued against future deposits                     330
  Current portion of long-term debt           320           320
  Current portion of obligations under
   capital leases                             713           714
        Total current liabilities           4,838         5,830

Long-term debt, less current portion       18,880        18,970
Obligations under capital leases, less
 current portion                            3,356         3,525

Deferred income taxes                       4,023         4,015

                                           31,097        32,340

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 758,469 shares at
   December 31, 1996 and 758,419 shares
   at March 31, 1997.                         750           750
Additional paid-in capital                  5,462         5,462
Retained earnings                          26,010        24,635
                                           32,222        30,847
Less treasury stock, at cost, 741,351
 shares at December 31, 1996 and 741,581
 shares at March 31, 1997                  13,872        13,870

           Total stockholders' equity      16,913        16,977
                                           48,010        49,317









            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME
                          (UNAUDITED)
[CAPTION]
          Amounts in thousands, except per share data
           THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                      1997         1996
[S]                                [C]          [C]
REVENUES:
  Casino                           $  8,874     $10,622
  Food and Beverage                   2,574       2,598
  Rooms                               3,010       3,147
  Other                                 587         603

   GROSS REVENUES                    15,045      16,970
  Less promotional complimentaries    1,975       2,104

   NET REVENUES                      13,070      14,866

OPERATING EXPENSES:
 Casino                               3,381       3,784
 Food and Beverage                    3,869       3,486
 Rooms                                1,421       1,401
 General & Administrative             1,164       1,245
 Entertainment                          121         126
 Advertising & Promotion                 18          71
 Utilities & Maintenance              1,292       1,341
 Depreciation & Amortization          1,067       1,097
 Provisions for Doubtful Accts.          19          (9)
 Other Costs and Expenses               320         361

   TOTAL OPERATING EXPENSES          12,672      12,903

   OPERATING INCOME                     398       1,963

OTHER INCOME (EXPENSE):
 Interest Income                          1           5
 Interest Expense                      (535)       (603)

   TOTAL OTHER INCOME (EXPENSE)        (534)       (598)

INCOME BEFORE INCOME TAXES             (136)      1,365
INCOME TAXES                            (73)        464

NET INCOME                             ( 63)        901

EARNINGS PER COMMON SHARE            ($0.08)      $1.18

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
                         (UNAUDITED)
        FOR THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Amounts in thousands, except per share data

INCREASE IN CASH AND CASH EQUIVALENTS
                                                1997         1996
[S]                                        [C]          [C]
Cash flows from operating activities:
 Cash received from customers              $  12,947   $  14,853
 Cash paid to suppliers and employees        (12,514)    (12,120)
 Interest received                                 1           5
 Interest paid                                  (535)       (603)
 Income taxes paid                                 0           0
   Net cash provided by operating activities    (101)      2,135

Cash flows from investing activities:
 Proceeds from sale of property & equipment        0           0
 Proceeds from sale of bonds                       0           0
 Purchase of property and equipment             (203)       (302)
   Net cash used in investing activities        (203)       (302)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder         0           0
 Principal payments on capital lease            (169)       (148)
 Principal payments on long-term debt            (90)       (850)
 Purchase of Treasury Stock                        1           0
 Net cash used in financing activities          (260)       (998)

Net increase (decrease) in cash &
  cash equivalents                              (564)        835
Cash and cash equivalents
  at 12/31/96 & 12/31/95                       2,982       2,959

Cash and cash equivalents,
  at 3/31/97 & 3/31/96                         2,418       3,794

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income for period ended
  3/31/97 and 3/31/96                      $     (63) $      901

 Adjustments to reconcile net income to
 Net cash provided by operating activities:
 Depreciation and amortization                 1,056       1,120
 Gain on sale of assets                            0           0
 Bad debt expense                                  0          (9)
(Increase) decrease in assets:
   Accounts receivable                            46         125
   Interest receivable                             0          11

   Inventories                                    75          (8)
   Prepaid expenses                              (48)        (77)
   Other assets                                 (188)         40
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses        (906)       (401)
   Interest payable                                0           0
   Income Tax Payable                            (73)        433
     Total adjustments                           (38)      1,234

Net cash provided by operating activities       (101)      2,135


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

     In 1994, the Company organized Union Plaza Experience, Inc. as a wholly owned subsidiary to participate with other downtown Las Vegas casino enterprises and the City of Las Vegas Redevelopment Agency, in a redevelopment project known as the Fremont Street Experience. Investment at March 31, 1997 was $792,000 and $716,000 at December 31. 1996. The Company has no other materially important subsidiaries or operations.

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

Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

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

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement of Cash Flows

     The Statements of Cash Flows classify changes in cash and cash equivalents according to operating, investing and financing activities. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:
                                         March 31  December 31
                                           1997        1996

               Casino                   $279,000    $408,000
               Hotel                     343,000     336,000
               Other                     252,000     236,000
                                         874,000     980,000
               Less allowance for
                  doubtful accounts       37,000      14,000
                                        $837,000    $966,000
NOTE 3 - OTHER ASSETS

     Other assets consist of the following:
                                        March 31   December 31
                                           1997        1996
 Expansion of gaming rights, less
   accumulated amortization of       $    172,000 $    182,000
   $638,000 and $628,000
 Investment in Nevada Pari-Mutuel
   Association                             10,000
 Net investment in direct financing
   lease, net of current portion (Note 7) 177,000 186,000 Leasehold costs, less accumulated amortization of $374,000 and
   $378,000                                61,000       65,000
 Investment in Fremont Street
   Experience                             792,000      716,000
 Deposits and other                       732,000      613,000
                                     $  1,944,000 $  1,762,000


NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                         March 31, December 31,
                                            1997        1996
       Salaries and Wages              $  592,000  $1,083,000
       Union back wages                    82,000      82,000
       Taxes, other than tax on income    386,000     325,000
       Other                              867,000     653,000
                                       $1,927,000  $2,143,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 5 - INCOME TAXES

     The Internal Revenue Service has examined the Company's
Federal income tax returns through 1991. Management is of the opinion that all taxes have been paid or provided for through March 31, 1997.

NOTE 6 - LONG-TERM DEBT
                                          March 31,  December 31,
Long-term debt consists of the following:    1997       1996

Note Payable to Exber, Inc. at the Prime
Interest Rate payable in monthly
installments of $158,265 including
principal and interest, until July 6,
2004 at which time the balance is due.
The note is secured by a first deed of
trust in land and building (See Note 9).  19,200,000   19,290,000

Less current portion                         320,000      320,000
                                         $18,880,000  $18,970,000

    Principal payments on long-term debt during the succeeding five years are as follows:

            1997 (Remaining nine months)     230,000
            1998                             347,000
            1999                             377,000
            2000                             409,000
            2001                             444,000
            Thereafter                   $17,303,000

    Maturities were calculated based upon interest rates in effect at March 31, 1997.

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

                                    March 31,   December 31,
                                      1997        1996
    Land and Buildings             $9,242,000   $9,242,000
    Less accumulated amortization   8,485,000    8,441,000
                                      757,000      801,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
      UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 7 - LEASES (CONTINUED)

     The following is a schedule of future minimum lease payments as of March 31, 1997.

     1997 (Remaining nine months)        $  937,000
     1998                                 1,250,000
     1999                                 1,250,000
     2000                                 1,250,000
     2001                                   729,000
     Total minimum lease payments         5,416,000
     Less amount representing interest    1,347,000
     Present value of net minimum
       lease pmts under capital leases    4,069,000
     Less current portion                   714,000
     Long-term obligations under
     capital leases                       3,355,000


SUBLEASES

   The bus depot property under a capital lease is sublet as follows:


                                          March 31,  December 31,
                                            1997         1996
     Minimum future rents receivable      $287,000       $303,000
     Less amount representing interest      71,000         79,000
     Minimum lease payments receivable     216,000        224,000
     Less current portion (included in
        accounts receivable)                38,000         38,000
          Net investment in direct
            financing lease (See Note 3)   178,000        186,000

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

   Other sublet rental property:
     The Company rents building space to several retail stores under various short-term leases. Income from these subleases, included in other income, was 76,000 and $191,000 at March 31, 1997 and December 31, 1996, respectively.

           NOTE 8 - EMPLOYEE BENEFIT PLANS

     Although the Company contributes to a discretionary executive bonus plan, there were no contributions for the first three months on 1997 compared to 1996 when the Company contributed $241,000.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. Contributions for the first three months of 1996 and 1995 were $75,000 for each period.


NOTE 9 - RELATED PARTIES

     On December 18, 1991, Exber, Inc., a 45.21% stockholder as of March 31, 1997, loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February
1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. The majority of the proceeds of the note were used to retire the outstanding debt to Bank of America. The outstanding balance of the note at March 31, 1997 was $19,200,000.

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

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
     The Company had total cash assets amounting to $2,418,000 (5.1% of total assets) at March 31, 1997 and $2,982,000 (6.0%
of total assets) at December 31, 1996. The ratio of current assets to current liabilities was 1.0 to 1 at March 31, 1997 and 1.0 to 1 at December 31, 1996. Long-term debt obligations, including current maturities was $19,200,000 at March 31, 1997 and $19,290,000 at December 31, 1996. Due to the liquidity provided by gaming activities, management believes that its working capital ratio is sufficient to meet normal operating requirements and to service the existing debt. While management does not foresee any material factors that would adversely affect operating conditions at the hotel and casino, an extended period of declining revenues due to competitive factors could affect the Company's ability to service long-term debt obligations. Management is confident that terms of the existing debt agreement could be modified to meet the needs of the Company should a crisis arise.

     As of March 31, 1996, outstanding receivables were $837,000 compared to $966,000 at December 31, 1996. The decline in receivables is largely attributed to a decline in casino credit issued. Inventories declined to $453,000 from $528,000 at December 31, 1996 due to timing differences while prepaid expenses rose moderately to $1,036,000 from $997,000. The decline in total accounts payable during the past quarter are largely the result of casino payroll which was payable at year-end. There were no other material changes in balance sheet figures during the first three months of 1997.

    Investing activities for the Company were limited to periodic investments in the Fremont Street Experience through the Union Plaza Experience subsidiary. There were no significant share buy back transactions in the first quarter. Capital expenditures were also minimal for the first three months of the year as asset purchases were limited to minor improvements and general refurbishment at the Company's hotel and casino complex. The Company does not anticipate any material capital spending in the near future. The Company did not conduct any material financing activities during the first quarter of 1997.

RESULTS OF OPERATIONS

     The Company's gross revenues declined by $1,925,000
(11.4%) in the first three months compared to the same period in 1996. During the first quarter of 1997, casino revenues fell $1,748,000 (16.5%) as each segment of the gaming operation declined when compared to the same period in 1996. The first quarter of 1996 was robust due to the "must see" aspect of the Fremont Street Experience that had just opened. While the Fremont Street Experience continues to operate its nightly shows, the novelty appears to have subsided over the past twelve months.

                               14
ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Casino operations suffered from a decline in live table games revenue of $749,000, slot revenues declined by $470,000, race and sports book declined by $357,000, and, keno and card room revenues fell by $95,000. Revenues in each department declined as the result of less played at the tables, slots and counter games. In addition, race and sports book revenues were negatively impacted by a dispute between Nevada race books and the California Thoroughbred Owners whereas California races are no longer being simulcasted in Nevada. Resolvement of this issue remains uncertain at this time.

   Gross food and beverage revenues were down only slightly from 1996 benefiting from healthy hotel occupancy levels.
The hotel occupancy levels improved by one half of a percentage to 98.6% compared to 1996, however, room revenues were down by $137,000 (4.4%) as the result of lower room rates. The Company continues to price its rooms aggressively in the face of increased competition in the Las Vegas market. Management believes that keeping the hotel at maximum occupancy is necessary to the casino operation.

   For the three months ended March 31, 1997, total operating expenses declined by $231,000 or 1.8%. Casino operating costs declined by $403,000 as costs tied to revenue fell proportionately with the revenue loss. Improvements in casino operating costs were offset by an 11% increase in food and beverage costs attributed to higher cost of sales expense and an increase in wages paid for culinary workers. General and administrative costs also fell during the period as the Company experienced fewer workmen compensation claims and no executive bonuses were issued. Utilities and maintenance costs also fell slightly during the period as there were fewer expenditures on repair and maintenance materials.

    Overall, the Company reported a net loss of $63,000
($.08 a share) for the quarter ended March 31, 1997 compared to net income of $901,000 ($1.18 a share) a year earlier.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: May 14, 1997               /SS/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President




Date: May 14, 1997               /SS/ LARRY DOLESH
                                 LARRY DOLESH,  Vice President
                                    of Finance




Date: May 14, 1997               /SS/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer



Date: May 14, 1997               /SS/ ALAN J. WOODY
                                  ALAN J. WOODY, Controller















16