Form 10-Q
period 1997-06-30
UNION PLAZA HOTEL & CASINO INC
filed 1997-08-15
CIK 87918

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1997


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

                                        Outstanding at
       Class of Common Stock            June 30, 1997
          $.50 par value                758,419 shares

The Securities and Exchange Commission
Washington D.C.


The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report has been omitted; however, such information reflects all adjustments (consisting entirely of normal recurring adjustments) which are, in the opinion of Management, necessary to a fair statement of the results for the interim period.



/s/ JOHN D. GAUGHAN

John D. Gaughan, President

Las Vegas, Nevada
August 12, 1997

                 PART 1. - Financial Information

Item 1.    Financial Statements

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                         (UNAUDITED)
[CAPTION]
             JUNE 30, 1997 AND DECEMBER 31, 1996

                            ASSETS

                                    JUNE 30,     DECEMBER 31,
                                      1997            1996
[S]                               [C]             [C]
Current Assets:
 Cash                             $    2,757      $    2,982
 Accounts receivable                     557             883
 Inventories of food, beverage
   and supplies                          436             528
 Prepaid expense                         964             997

Total current assets                   4,714           5,390

Property and equipment:
 Land                                  7,012           7,012
 Buildings                            56,748          56,746
 Leasehold improvements                3,514           3,484
 Furniture and equipment              34,433          34,176
                                     101,707         101,418

 Less accumulated depreciation
  and amortization                    61,322          59,253

Net property and equipment            40,385          42,165

 Other assets                          1,983           1,762




                                   $  47,082      $   49,317











            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                         JUNE 30,    DECEMBER 31,
                                          1997           1996
[S]                                      [C]           [C]
Current liabilites:
  Accounts payable                       $  1,547      $  2,323
  Accrued liabilities                       1,495         2,143
  Checks issued against future deposits                     330
  Current portion of long-term debt           320           320
  Current portion of obligations under
   capital leases                             714           714
        Total current liabilities           4,076         5,830

Long-term debt, less current portion       19,280        18,970
Obligations under capital leases, less
 current portion                            3,180         3,525

Deferred income taxes                       4,023         4,015

                                           30,559        32,340

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 758,469 shares at
   December 31, 1996 and 758,419 shares
   at June 30, 1997.                          750           750
Additional paid-in capital                  5,462         5,462
Retained earnings                          24,183        24,635
                                           30,395        30,847
Less treasury stock, at cost, 741,351
 shares at December 31, 1996 and 741,581
 shares at June 30, 1997.                  13,872        13,870

           Total stockholders' equity      16,523        16,977
                                         $ 47,082      $ 49,317









            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME
[CAPTION]
    SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 1997 AND 1996
           Amounts in thousands except per share data

                                      SIX MONTHS ENDED     THREE MONTHS ENDED
                                           JUNE 30,              JUNE 30,
                                      1997         1996      1997       1996
[S]                                [C]          [C]      [C]        [C]
REVENUES:
  Casino                           $ 17,021     $19,646  $  8,147   $  9,024
  Food and Beverage                   4,890       4,989     2,316      2,391
  Rooms                               5,864       6,117     2,854      2,970
  Other                               1,221       1,185       634        582

   GROSS REVENUES                    28,996      31,937    13,951     14,967
  Less promotional complimentaries    3,668       3,800     1,693      1,696

   NET REVENUES                      25,328      28,137    12,258     13,271

OPERATING EXPENSES:
 Casino                               7,012       7,537     3,631      3,753
 Food and Beverage                    7,527       6,943     3,658      3,457
 Rooms                                2,841       2,788     1,420      1,387
 General & Administrative             1,959       2,121       795        876
 Entertainment                          243         247       122        121
 Advertising & Promotion                122         173       104        102
 Utilities & Maintenance              2,658       2,789     1,366      1,448
 Depreciation & Amortization          2,110       2,194     1,043      1,097
 Provisions for Doubtful Accts.          20          26         1         35
 Other Costs and Expenses               615         723       295        362

   TOTAL OPERATING EXPENSES          25,107      25,541    12,435     12,638

   OPERATING INCOME (LOSS)              221       2,596      (177)       633

OTHER INCOME (EXPENSE):
 Interest Income                          5          17         4         12
 Interest Expense                    (1,084)     (1,172)     (549)      (569)

   Total other income (expense)      (1,079)     (1,155)     (545)      (557)

INCOME (LOSS) BEFORE INCOME TAXES      (858)      1,441      (722)        76
PROVISION (BENEFIT) INCOME TAXES       (405)        466      (332)         2

NET INCOME (LOSS)                      (453)        975      (390)        74

EARNINGS PER COMMON SHARE            ($0.60)      $1.28    ($0.52)     $0.10

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
          FOR SIX MONTHS ENDED JUNE 30, 1997 AND 1996


INCREASE IN CASH AND CASH EQUIVALENTS
                                                1997         1996
[S]                                        [C]            [C]
Cash flows from operating activities:
 Cash received from customers              $ 25,507,000   $ 28,319,000
 Cash paid to suppliers and employees       (24,327,000)   (23,900,000)
 Interest received                                5,000         24,000
 Interest paid                               (1,084,000)    (1,172,000)
 Income taxes paid                                 0              0
   Net cash provided by operating activities    101,000      3,271,000

Cash flows from investing activities:
 Proceeds from sale of property & equipment        0              0
 Proceeds from sale of bonds                       0              0
 Purchase of property and equipment            (290,000)      (698,000)
   Net cash used in investing activities       (290,000)      (698,000)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder      500,000           0
 Principal payments on capital lease           (345,000)      (301,000)
 Principal payments on long-term debt          (190,000)    (1,910,000)
 Purchase of Treasury Stock                      (1,000)          0
 Net cash used in financing activities          (36,000)    (2,211,000)

Net increase (decrease) in cash &
  cash equivalents                             (225,000)       362,000
Cash and cash equivalents
  at 12/31/96 & 12/31/95                      2,982,000      2,959,000

Cash and cash equivalents,
  at 6/30/97 & 6/30/96                        2,757,000      3,321,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income for period ended
  6/30/97 and 6/30/96                      $   (453,000) $     975,000

 Adjustments to reconcile net income to
 Net cash provided by operating activities:
 Depreciation and amortization                2,090,000      2,241,000
 Gain on sale of assets                            0              0
 Bad debt expense                               (15,000)       (26,000)
(Increase) decrease in assets:
   Accounts receivable                          342,000        347,000
   Interest receivable                             0             7,000

   Inventories                                   92,000         26,000
   Prepaid expenses                            (112,000)       149,000
   Other assets                                (103,000)        30,000
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses     (1,335,000)      (914,000)
   Interest payable                                0              0
   Income Tax Payable                          (405,000)       436,000
     Total adjustments                          554,000      2,296,000

Net cash provided by operating activities    $  101,000    $ 3,271,000


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

     In 1994, the Company organized Union Plaza Experience, Inc. as a wholly owned subsidiary to participate with other downtown Las Vegas casino enterprises and the City of Las Vegas Redevelopment Agency, in a redevelopment project known as the Fremont Street Experience. Investment at June 30, 1997 was $858,000 and $716,000 at December 31. 1996. The Company has no other materially important subsidiaries or operations.

     Management believes that the Company's procedures for supervising casino operations, recording casino and other revenues and for granting credit comply in all material respects with applicable regulations.


Casino Receivables and Revenue

     Credit is extended to certain casino customers and the Company records all unpaid advances as casino receivables on the date credit was granted. Allowances for estimated uncollectible casino receivables are provided to reduce the receivables to amounts anticipated to be collected. The Company recognizes as casino revenue the net win (which is the difference between amounts wagered and amounts paid to winning patrons) from gaming activities.


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

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:
                                         June 30  December 31
                                           1997        1996

               Casino                   $236,000    $595,000
               Hotel                     102,000     262,000
               Other                     247,000      69,000
                                         585,000     926,000
               Less allowance for
                  doubtful accounts       28,000      43,000
                                        $557,000    $883,000
NOTE 3 - OTHER ASSETS

     Other assets consist of the following:
                                         June 30,   December 31,
                                           1997        1996
 Expansion of gaming rights, less
   accumulated amortization of       $    162,000 $    182,000
   $648,000 and $628,000
 Investment in Nevada Pari-Mutuel
   Association less accumulated             9,000
     amortization of $1,000 in 1997
 Net investment in direct financing
   lease, net of current portion (Note 7) 168,000      186,000
 Leasehold costs, less accumulated
   amortization of $386,000 and
   $378,000                                57,000       65,000
 Investment in Fremont Street
   Experience                             858,000      716,000
 Deposits and other                       729,000      613,000
                                     $  1,983,000 $  1,762,000


NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                         June 30,   December 31,
                                            1997        1996
       Salaries and Wages              $  564,000  $1,083,000
       Union back wages                    66,000      82,000
       Taxes, other than tax on income    301,000     325,000
       Other                              564,000     653,000
                                       $1,495,000  $2,143,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 5 - INCOME TAXES

     The Internal Revenue Service has examined the Company's
Federal income tax returns through 1991. Management is of the opinion that all taxes have been paid or provided for through June 30, 1997.

NOTE 6 - LONG-TERM DEBT
                                          June 30,  December 31,
Long-term debt consists of the following:    1997       1996

Note Payable to Exber, Inc. at the Prime
Interest Rate payable in monthly
installments of $158,265 including
principal and interest, until July 6,
2004 at which time the balance is due.
The note is secured by a first deed of
trust in land and building (See Note 9).  19,600,000   19,290,000

Less current portion                         320,000      320,000
                                         $19,280,000  $18,970,000

    Principal payments on long-term debt during the succeeding five years are as follows:

            1997 (Remaining six months)      114,000
            1998                             252,000
            1999                             275,000
            2000                             299,000
            2001                             326,000
            Thereafter                   $18,334,000

    Maturities were calculated based upon interest rates in effect at June 30, 1997.

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

                                     June 30,   December 31,
                                      1997        1996
    Land and Buildings             $9,242,000   $9,242,000
    Less accumulated amortization   8,529,000    8,441,000
                                      713,000      801,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
      UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 7 - LEASES (CONTINUED)

     The following is a schedule of future minimum lease payments as of June 30, 1997.

     1997 (Remaining six months)         $  625,000
     1998                                 1,250,000
     1999                                 1,250,000
     2000                                 1,250,000
     2001                                   729,000
     Total minimum lease payments         5,104,000
     Less amount representing interest    1,210,000
     Present value of net minimum
       lease pmts under capital leases    3,894,000
     Less current portion                   714,000
     Long-term obligations under
     capital leases                       3,180,000


SUBLEASES

   The bus depot property under a capital lease is sublet as follows:


                                          June 30,    December 31,
                                            1997          1996
     Minimum future rents receivable      $270,000       $303,000
     Less amount representing interest      64,000         79,000
     Minimum future rents receivable       206,000        224,000
     Less current portion (included in
        accounts receivable)                38,000         38,000
          Net investment in direct
            financing lease (See Note 3)   168,000        186,000

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

   Other sublet rental property:
     The Company rents building space to several retail stores under various short-term leases. Income from these subleases, included in other income, was $156,000 and $191,000 at June 30, 1997 and December 31, 1996, respectively.

NOTE 8 - EMPLOYEE BENEFIT PLANS

     Although the Company contributes to a discretionary executive bonus plan, there were no contributions for the first six months on 1997 compared to 1996 when the Company contributed $314,000.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. Contributions for the first six months of 1997 and 1996 were $150,000 for each period.


NOTE 9 - RELATED PARTIES

     On December 18, 1991, Exber, Inc., a 45.21% stockholder as of June 30, 1997, loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February 1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. The majority of the proceeds of the note were used to retire the outstanding debt to Bank of America. On June 20, 1997 the Company borrowed an additional $500,000 from Exber, Inc. to use for general purposes. The outstanding balance of the note at June 30, 1997 was $19,600,000.

     Exber, Inc. also leases to the Company land and buildings in Las Vegas, Nevada. Annual payments by the Company and its subsidiaries are approximately $1,250,000. The leases extend through 2001 with renewal options.

NOTE 10 - CONTINGENCIES

     The Company has contingent liabilities with respect to lawsuits and other matters arising in the ordinary course of business. In the opinion of management, no material liability exists with respect to these contingencies.

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES
     The Company had total cash assets amounting to $2,757,000 (5.9% of total assets) at June 30, 1997 and $2,982,000 (6.0%
of total assets) at December 31, 1996. The ratio of current assets to current liabilities was 1.2 to 1 at June 30, 1997 and .9 to 1 at December 31, 1996. Long-term debt obligations, including current maturities was $19,600,000 at June 30, 1997 and $19,290,000 at December 31, 1996. Long term debt obligations increased during the first six months as the Company borrowed $500,000 from its majority shareholder to increase its cash position prior to the typically slow summer season. At June 30, 1997 the Company had not used any of the cash recently borrowed from Exber, Inc. While the nature of the gaming business generally provides sufficient cash flows for operations, a prolonged or severe downturn in the gaming industry or in the Company's business could affect the ability to satisfy existing debt obligations. If an extended decline in business were to occur, Management is confident that the existing long-term debt could be renegotiated on terms that would allow the Company to continue to operate.

     As of June 30, 1997, outstanding receivables were $557,000 compared to $883,000 at December 31, 1996. The decline in receivables is largely attributed to a decline in the amount of casino credit issued and the increase of items aged more than one year deemed to be uncollectible. Inventories declined to $436,000 from $528,000 at December 31, 1996 due to fewer food and beverage items on hand at the end of June. Inventories at the end of the period remain basically unchanged when compared to the same period in 1996. Other assets rose by $221,000 (12.6%) due to an increase in the investment in The Fremont Street Experience for the first six months of the year. During the first six months of 1997, accounts payable liabilities declined by $776,000 attributed to fewer customer deposits on hand and the provision for income taxes included in the accounts payable figure. Based on results reported for the first six months of 1997, the provision for income taxes reflects an estimated refund due to the Company. Accrued Liabilities and Expenses also declined compared to December 31, 1996 due to timing differences associated with payroll dates, profit sharing contribution accruals, and liabilities for outstanding wagers accepted in the race and sports books.

    Investing activities for the Company were limited to periodic investments in the Fremont Street Experience through the Union Plaza Experience subsidiary. There were no significant share buy back transactions in the first six months of 1997. Capital expenditures were also minimal for the first six months of the year as asset purchases were limited to minor improvements and general refurbishment at the Company's hotel and casino complex. The Company does not anticipate any material capital spending in the near future.

RESULTS OF OPERATIONS

     Operating revenues continue to suffer from the vast competition in the Las Vegas valley as well as the proliferation of gaming operations outside of Clark County. While Las Vegas continues to grow in population, competition for gaming patrons has also been increasing. The competition for the "locals" market has become very intense in the past couple of years and continues to reflect in the Company's results.

     Casinos located near the residential areas in Las Vegas have become a significant diversion for cusomers who used to patronize downtown casinos. Competing casinos operating beyond the downtown area are effectively more competitive due to various factors. The most significant of those factors is the non-union labor status of their operations which allows for sub-contracted restaurants and greater efficiencies in operations and cost effective employee benefit plans. The establishments operating beyond downtown and the strip also offer movie theaters, bowling, dancing and other attractions which appeal to entertainment minded patrons. In addition, the competition from gaming establishments located outside Nevada are also reducing the gambling dollars of the Company's customers.

     The Company's gross revenues declined by $2,941,000 (9.2%) in the first six months compared to the same period in 1996. Continued declines in the gaming sector was the primary factor during the period as casino revenues fell $2,625,000 (13.4%). Table game and slot machine results accounted for $2,230,000 of the decline as those departments were down 27% and 23% respectively in the period. Race and sports revenues also declined by 39% and keno revenue fell by 7%. The overall results of operations reveal that gaming revenues are down by a greater percentage than the results provided by food, beverage and hotel operations. Two factors contribute to this disrepancy. Customers staying at our hotel are drawn form our property to the Fremont Street Experience or other attractions and tend to return only to eat and sleep. Customers who normally visit three or more times annually are coming to Las Vegas fewer times with less money.

  Gross food and beverage revenues were down nearly $100,000 from 1996 reflecting the overall softness in the Company's operations. Hotel occupancy levels declined by 1.5% through the second quarter, reducing room revenue by $253,000. The Company continues to focus on marketing primarily to repeat customers in the midwest and value minded customers from California. In order attract these customers, the Company continues to price its rooms aggressively through various sales and ad campaigns during the seasonal slow periods. Management believes that keeping the hotel at maximum occupancy is vital to the casino operation.

  For the six months ended June 30, 1997, total operating expenses declined by $434,000 or 1.7%. Casino operating costs declined by $525,000, General Administrative and other costs fell $270,000, Utility and maintenance costs dropped $131,000 and advertising and promotional expenses fell $51,000. These improvements were partially offset by increased expenses of $584,000 in the food and beverage operations and a $53,000 increase in hotel expenses.
While most of the Company's operations were able to reduce costs through work force reductions and less expenditures, increased wages and higher cost-of-goods sold contibuted to the rise in costs of the hotel and food and beverage service operations.

  For the second quarter, the Company reported an operating loss of $177,000 compared to operating income of $633,000 in the year ago period. For the first six months of 1997, operating income was $221,000 compared to $2,596,000 in 1996.

  The net loss for the second quarter was $390,000 or $.52 a share versus net income of $74,000 or $.10 a year ago. For the first six months of 1997 the net loss was $453,000 or $.60 a share compared to net income of $975,000 or $1.28 in 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: August 12, 1997             /SS/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President




Date: August 12, 1997             /SS/ LARRY DOLESH
                                 LARRY DOLESH,  Vice President
                                    of Finance




Date: August 12, 1997             /SS/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer



Date: August 12, 1997             /SS/ ALAN J. WOODY
                                  ALAN J. WOODY, Controller










16