Form 10-Q
period 1997-09-30
UNION PLAZA HOTEL & CASINO INC
filed 1997-11-21
CIK 87918

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended September 30, 1997


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

                                        Outstanding at
       Class of Common Stock            September 30, 1997
          $.50 par value                758,419 shares

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



/s/ LARRY DOLESH

Larry Dolesh, Vice President of Finance

Las Vegas, Nevada
October 31, 1997

                 PART 1. - Financial Information

Item 1.    Financial Statements

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                         (UNAUDITED)
[CAPTION]
             SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                            ASSETS

                               SEPTEMBER 30,     DECEMBER 31,
                                      1997            1996
[S]                             [C]             [C]
Current Assets:
 Cash                           $  2,152,000    $  2,982,000
 Accounts receivable                 345,000         883,000
 Inventories of food, beverage
   and supplies                      446,000         528,000
 Prepaid expense                     934,000         997,000

Total current assets               3,877,000       5,390,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        56,748,000      56,746,000
 Leasehold improvements            3,514,000       3,484,000
 Furniture and equipment          34,488,000      34,176,000
                                 101,762,000     101,418,000

 Less accumulated depreciation
  and amortization                62,324,000      59,253,000

Net property and equipment        39,438,000      42,165,000

 Other assets                      1,936,000       1,762,000




                                $ 42,251,000    $ 49,317,000











            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                    SEPTEMBER 30,    DECEMBER 31,
                                          1997           1996
[S]                                   [C]           [C]
Current liabilites:
  Accounts payable                    $ 1,890,000   $ 2,323,000
  Accrued liabilities                   1,884,000     2,143,000
  Checks issued against future deposits                 330,000
  Current portion of long-term debt       320,000       320,000
  Current portion of obligations under
   capital leases                         714,000       714,000
        Total current liabilities       4,808,000     5,830,000

Long-term debt, less current portion   19,461,000    18,970,000
Obligations under capital leases, less
 current portion                        2,999,000     3,525,000

Deferred income taxes                   2,883,000     4,015,000

                                       30,151,000    32,340,000

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 758,469 shares at
   December 31, 1996 and 758,419 shares
   at September 30, 1997.                 750,000       750,000
Additional paid-in capital              5,462,000     5,462,000
Retained earnings                      22,759,000    24,635,000
                                       28,971,000    30,847,000
Less treasury stock, at cost, 741,351
 shares at December 31, 1996 and 741,581
 shares at September 30, 1997.         13,871,000    13,870,000

           Total stockholders' equity  15,100,000    16,977,000
                                      $45,251,000   $49,317,000









            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME
[CAPTION]
    NINE MONTHS AND THREE MONTHS ENDED SEPT 30, 1997 AND 1996
           Amounts in thousands except per share data

                                      NINE MONTHS ENDED   THREE MONTHS ENDED
                                           SEPT 30,             SEPT 30,
                                      1997         1996      1997       1996
[S]                                [C]         [C]        [C]        [C]
REVENUES:
  Casino                           $ 24,681    $ 28,470   $ 7,660    $ 8,824
  Food and Beverage                   7,129       7,360     2,239      2,371
  Rooms                               8,527       9,098     2,663      2,981
  Other                               1,752       1,768       531        583

   GROSS REVENUES                    42,089      46,696    13,093     14,759
  Less promotional complimentaries    5,621       5,746     1,953      1,946

   NET REVENUES                      36,468      40,950    11,140     12,813

OPERATING EXPENSES:
 Casino                              10,492      11,040     3,480      3,503
 Food and Beverage                   10,949      10,659     3,422      3,716
 Rooms                                4,290       4,274     1,449      1,486
 General & Administrative             3,217       2,953     1,258        832
 Entertainment                          361         369       118        122
 Advertising & Promotion                238         296       116        123
 Utilities & Maintenance              4,211       4,431     1,553      1,642
 Depreciation & Amortization          3,071       3,303       961      1,109
 Provisions for Doubtful Accts.          34          48        14         22
 Other Costs and Expenses               984       1,058       369        335

   TOTAL OPERATING EXPENSES          37,847      38,431    12,740     12,890

   OPERATING INCOME/(LOSS)           (1,379)      2,519    (1,600)       (77)

OTHER INCOME (EXPENSE):
 Interest Income                         10          25         5          8
 Interest Expense                    (1,634)     (1,729)     (550)      (557)

   Total other income (expense)      (1,624)     (1,704)     (545)      (549)

INCOME BEFORE INCOME TAXES           (3,003)        815    (2,145)      (626)
INCOME TAXES                         (1,127)        177      (722)      (289)

NET INCOME/(LOSS)                    (1,876)        638    (1,423)      (337)

EARNINGS/(LOSS) PER COMMON SHARE     ($2.47)   $   0.84    ($1.87)    ($0.44)

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


INCREASE IN CASH AND CASH EQUIVALENTS
                                                1997         1996
[S]                                        [C]            [C]
Cash flows from operating activities:
 Cash received from customers              $ 36,909,000   $ 41,431,000
 Cash paid to suppliers and employees       (35,755,000)   (36,379,000)
 Interest received                               30,000         32,000
 Interest paid                               (1,634,000)    (1,729,000)
 Income taxes paid                                 0              0
   Net cash provided by operating activities   (450,000)     3,355,000

Cash flows from investing activities:
 Proceeds from sale of property & equipment        0              0
 Proceeds from sale of bonds                       0              0
 Purchase of property and equipment            (344,000)      (958,000)
   Net cash used in investing activities       (344,000)      (958,000)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder      741,000           0
 Principal payments on capital lease           (526,000)      (459,000)
 Principal payments on long-term debt          (250,000)    (2,000,000)
 Purchase of Treasury Stock                      (1,000)       (58,000)
   Net cash used in financing activities        (36,000)    (2,517,000)

Net increase (decrease) in cash and
  cash equivalents                             (830,000)      (120,000)
Cash and cash equivalents
  at 12/31/96 & 12/31/95                      2,982,000      2,959,000

Cash and cash equivalents,
  at 9/30/97 & 9/30/96                        2,152,000      2,839,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income(loss) for period ended
  9/30/97 and 9/30/96                      $ (1,876,000)  $    638,000

 Adjustments to reconcile net income to
  Net cash provided by operating activities:
  Depreciation and amortization               3,102,000      2,951,000
  Gain on sale of assets                           0              0
  Bad debt expense                              (11,000)          0
(Increase) decrease in assets:
   Accounts receivable                          529,000        370,000
   Interest receivable                           20,000          7,000

   Inventories                                   82,000         18,000
   Prepaid expenses                             (82,000)        43,000
   Other assets                                 (65,000)      (137,000)
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses     (1,022,000)      (712,000)
   Interest payable                                0              0
   Income Tax Payable                        (1,127,000)       177,000
     Total adjustments                        1,426,000      2,717,000

Net cash provided (used) by operations     $   (450,000)  $  3,355,000


            The accompanying notes are an integral
              part of these financial statements.

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of Union Plaza Hotel and Casino, Inc. (the Company) and its wholly-owned subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

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

     In 1994, the Company organized Union Plaza Experience, Inc. as a wholly owned subsidiary to participate with other downtown Las Vegas casino enterprises and the City of Las Vegas Redevelopment Agency, in a redevelopment project known as the Fremont Street Experience. Investment at September 30, 1997 was $858,000 and $716,000 at December 31. 1996. The Company has no other materially important subsidiaries or operations.

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

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:
                                         Sept 30,     Dec 31,
                                           1997        1996

               Casino                  $  200,000  $  595,000
               Hotel                       82,000     262,000
               Other                       95,000      69,000
                                          377,000     926,000
               Less allowance for
                  doubtful accounts        32,000      43,000
                                       $  345,000  $  883,000
NOTE 3 - OTHER ASSETS

     Other assets consist of the following:
                                         Sept 30,     Dec 31,
                                           1997        1996
 Expansion of gaming rights, less
   accumulated amortization of         $  152,000  $  182,000
   $648,000 and $628,000
 Investment in Nevada Pari-Mutuel
   Association                              9,000
     less accumulated amortization of
     $1,000 in 1997
 Net investment in direct financing
   lease, net of current portion (Note 7) 158,000     186,000
 Leasehold costs, less accumulated
   amortization of $386,000 and
   $378,000                                54,000      65,000
 Investment in Fremont Street
   Experience                             858,000     716,000
 Deposits and other                       705,000     613,000
                                       $1,936,000  $1,762,000


NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                         Sept 30,     Dec 31,
                                            1997        1996
       Salaries and Wages              $  648,000  $1,083,000
       Union back wages                    66,000      82,000
       Taxes, other than tax on income    299,000     325,000
       Other                              871,000     653,000
                                       $1,884,000  $2,143,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 5 - INCOME TAXES

     The Internal Revenue Service has examined the Company's
Federal income tax returns through 1991. Management is of the opinion that all taxes have been paid or provided for through September 30, 1997.

NOTE 6 - LONG-TERM DEBT
                                          Sept 30,  December 31,
Long-term debt consists of the following:    1997       1996

Note Payable to Exber, Inc. at the Prime
Interest Rate payable in monthly
installments of $158,265 including
principal and interest, until July 6,
2004 at which time the balance is due.
The note is secured by a first deed of
trust in land and building (See Note 9).  19,781,000   19,290,000

Less current portion                         320,000      320,000
                                         $19,461,000  $18,970,000

    Principal payments on long-term debt during the succeeding five years are as follows:

            1997 (Remaining three months)     55,000
            1998                             252,000
            1999                             275,000
            2000                             299,000
            2001                             326,000
            2002                             356,000
            Thereafter                    18,218,000
                                         $19,781,000

    Maturities were calculated based upon interest rates in effect at September 30, 1997.

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

                                     Sept 30,   December 31,
                                      1997        1996
    Land and Buildings             $9,242,000   $9,242,000
    Less accumulated amortization   8,573,000    8,441,000
                                   $  669,000   $  801,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
      UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 7 - LEASES (CONTINUED)

     The following is a schedule of future minimum lease payments as of September 30, 1997.

     1997 (Remaining three months)      $   312,000
     1998                                 1,250,000
     1999                                 1,250,000
     2000                                 1,250,000
     2001                                   729,000
     Total minimum lease payments         4,791,000
     Less amount representing interest    1,079,000
     Present value of net minimum
       lease pmts under capital leases    3,712,000
     Less current portion                   714,000
     Long-term obligations under
     capital leases                     $ 2,998,000


SUBLEASES

   The bus depot property under a capital lease is sublet as follows:


                                          Sept 30,        Dec 31,
                                            1997           1996
     Minimum future rents receivable     $ 253,000      $ 303,000
     Less amount representing interest      57,000         79,000
     Minimum future rents receivable       196,000        224,000
     Less current portion (included in
        accounts receivable)                38,000         38,000
          Net investment in direct
            financing lease (See Note 3) $ 158,000      $ 186,000

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

           NOTE 8 - EMPLOYEE BENEFIT PLANS

     Although the Company contributes to a discretionary executive bonus plan, there were no contributions for the first nine months of 1997 compared to 1996 when the Company contributed $314,000.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. Contributions for the first nine months of 1996 and 1997 were $225,000 for each period.


NOTE 9 - RELATED PARTIES

     On December 18, 1991, Exber, Inc., a 45.21% stockholder as of September 30, 1997, loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February
1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. The majority of the proceeds of the note were used to retire the outstanding debt to Bank of America. During the first nine months of 1997, the Company borrowed an additional $741,000 from Exber, Inc.to supplement cash flows and to provide operating funds during the summer and fall months. The outstanding balance of the note at September 30, 1997 was $19,781,000.

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

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

     The Company had total cash assets of $2,152,000
(5.1% of total assets) at September 30, 1997 and $2,982,000
(6.0% of total assets) at December 31, 1996. The ratio of current assets to current liabilities was .8 to 1 at September 30, 1997 and .9 to 1 at December 31, 1996. Long-term obligations, including current maturities was $19,781,000 at September 30, 1997 and $19,290,000 at December 31, 1996.

    The Company continues to suffer from a prolonged business contraction which has adversely impacted the Company's financial strength. During the past fifteen months the Company's operating cash flow has deteriorated significantly due to the current business downturn being experienced by virtually all casinos in the downtown area. As a result of negative operating cash flows experienced during the first nine months of 1997, the Company was forced to borrow an additional $741,000 from Exber, Inc., its majority shareholder, to meet normal operating requirements. Although the additional financing obtained from Exber, Inc. should provide adequate capital for the Company to operate through the fourth quarter of 1997, management cannot be assured that the Company will not have to borrow additional funds in the future. Management is confident that Exber, Inc. will continue to be a source of capital during periodic downturns and recessions as needed, as long as Exber, Inc. continues to be the majority shareholder. Management has not, and does not deem necessary at this time, the need to seek alternative forms of financing.

     As of September 30, 1997, outstanding receivables were $345,000 compared to $883,000 at December 31, 1996. The decline in receivables is largely attributed to a decline in casino credit issued and the increase of items aged more than one year deemed to be uncollectible. Hotel receivables have also declined as the result of seasonal factors. Inventories declined to $446,000 from $528,000 at December 31, 1996 due to seasonal requirements for food and beverage items. Inventories at the end of the period remain basically unchanged when compared to the same period in 1996. Other assets rose by $174,000 compared to December
1996 , which is attributed to the Company's investment in The
Fremont Street Experience. The December 1996 FSE investment total reflects the write-down of the Company's investment based on annual losses of the FSE entity for 1996. During the first nine months of 1997, accounts payable liabilities declined by $433,000 which the Company attributes to fewer trade payables and fewer customer deposits on hand at the end of the third quarter. The Company's deferred tax liability declined by $1,131,000 during the first nine months due to the provision for income tax liability reduction associated with the accumulated losses for the year. Accrued Liabilities and Expenses also declined compared to December 31, 1996 due to timing differences associated with payroll dates, profit sharing contribution accruals, and liabilities for outstanding wagers accepted in the race and sports books.

    Investing activities for the Company were limited to periodic investments in the Fremont Street Experience through the Union Plaza Experience subsidiary. Capital expenditures for the first nine months of the year were limited to minor improvements and small equipment additions at the Company's hotel and casino complex. The Company does not anticipate any material capital spending in the near future.

RESULTS OF OPERATIONS

     Operating revenues continued to suffer in the third quarter as a result of the vast competitive pressures currently facing the Company. Competition has intensified over the past several years as the robust growth in the Las Vegas valley has added a significant number of diversions for the tourist and locals alike. The growth of taverns and casinos located near residential areas and high density housing developments, offers convenient gambling and entertainment for the local residents while the "Strip" is at a competitive advantage for the high stakes gamblers and tourists. Besides the competition presented by the other gaming attractions in the city, the Fremont Street Experience, Grand Canyon and Hoover Dam tours also present competition for the Company's hotel guest.

                               14
ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

   Casinos and taverns located near the residential areas in Las Vegas have become a significant diversion for the customers who used to patronize downtown casinos. Competing casinos operating beyond the downtown area are effectively more competitive due to various factors . The most significant of those factors is the non-union labor status of their operations which allows for sub-contracted restaurants and greater efficiencies in operations and cost effective employee benefit plans. The establishments operating beyond downtown and the strip also offer movie theaters, bowling, dancing and other attractions which appeal to entertainment minded patrons.

   The Fremont Street Experience has also proven to be a competitor to the Company. The FSE is a partnership of downtown operators that joined with the City Redevelopment Agency and the Las Vegas Convention Authority to build a canopy over Fremont Street which connects the downtown casinos in Las Vegas. Although the project has received positive comments from guests and visitors, this canopy of lights attracts the Company's hotel guests and casino patrons into the street during peak gaming hours. Guests and patrons must leave the Company's property to visit the FSE canopy. This departure directly negates the Company's promotional efforts and value of its hotel guests. The Company offers inexpensive rooms, high quality low priced food and beverages to draw people into its facility, therefore, it is obvious that any attraction outside of its building is competition. Furthermore, the FSE has added stand alone kiosks that offer souvenirs and merchandise in direct competition with the gift shops at the Company's location.

   Although the "strip" has always competed with downtown for the tourist, the recent popularity of the "mega-resort" has taken that competition to a new level. With all of the strip construction during the past five years, guests of the Company's hotel are drawn to see as many of the attractions as they can during their Las Vegas vacation.

   In connection with the competitive issues currently facing the Company, management understands the need to reduce operating costs and to improve operating cash flows to remain a viable entity. Although the Company's gaming operations have traditionally provided steady cash flows, the recent gaming environment has forced management to focus on cost cutting efforts throughout the entire operation.

   In addition to the efforts to reduce operating expenses, the Company is also taking measures to increase revenues. These measures include the installation of various popular new games on its gaming floor and offering a host of food and beverage promotions that are intended to improve foot traffic in the casino.

   The Company's gross revenues declined by $4,607,000 (9.9%) during the first nine months compared to the same period in 1996. Continued declines in the gaming sector was the primary factor during the period as casino revenues fell $3,789,000 (13.3%). Table game and slot machine results accounted for $3,355,000 of the decline as those departments suffered the worst from the loss in tourist traffic.

   Gross food and beverage revenues were down $231,000 from 1996 reflecting the overall softness in the Company's operations and closure of the Backstage restaurant during the third quarter. During the quarter, the Company's restaurants served 71,000
(21%) fewer people in its restaurants compared to the same period in 1996. This sharp decline in restaurant covers was due to the Company's decision to end most of the food promotions offered and to raise menu prices across the board. This decision resulted in a greater impact of foot traffic then expected. At the end of the third quarter, the Company began offering several new food promotions aimed at increasing traffic in the casino. The effect of the promotions are expected to reflect in the fourth quarter cover count.

   Hotel occupancy levels declined by 3.5% though the third quarter, reducing room revenue by $571,000. Despite the falling occupancy levels, the Company continues to focus on marketing primarily to repeat customers in the midwest and value minded customers from California. In order to attract these customers, the Company must price its rooms aggressively through various sales and ad campaigns during the seasonal slow periods. Management believes that keeping the hotel at maximum occupancy is vital to the casino operation.

   For the nine months ended September 30,1997, total operating expenses declined by $584,000 or 1.5%. Casino operating costs declined by $548,000, utility and maintainance costs dropped $220,000, and advertising and promotional expenses fell $58,000. These improvements were partially offset by increased expenses of $290,000 in the food and beverage operations and a $264,000 increase in general and administrative costs. While most of the Company's operations were able to reduce costs through work force reductions and less expenditures, increased wages and higher cost-of-goods sold contributed to the rise in costs of the Company's food and beverage service operations. General and administrative costs rose due primarily to higher group insurance claims compared to the year ago period.

   For the third quarter, the Company reported an operating loss of $1,600,000 compared to an operating loss of $77,000 in the year ago period. For the nine months ended September 30, 1997, the Company reported an operating loss of $1,397,000 compared to operating income of $2,519,000 in same period last year.

   The net loss for the third quarter was $1,423,000 or $1.87 a share versus a net loss of $337,000 or $.44 a share a year ago. For the nine months ended September 30,1997 the net loss was $1,876,000 or $2.47 a share compared to net income of $638,000 or $.84 in 1996.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: November 7, 1997               /SS/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President




Date: November 7, 1997               /SS/ LARRY DOLESH
                                 LARRY DOLESH,  Vice President
                                    of Finance




Date: November 7, 1997               /SS/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer



Date: November 7, 1997               /SS/ ALAN J. WOODY
                                  ALAN J. WOODY, Controller















16