Form 10-K
period 1997-12-31
UNION PLAZA HOTEL & CASINO INC
filed 1998-03-31
CIK 87918

UNION PLAZA HOTEL AND CASINO, INC.
                          1 Main Street
                       Las Vegas, NV 89101

                                                 March 31, 1998

Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K along with Exhibit 13 (Annual Report) and the 1996 financial data statement.


Sincerely,

UNION PLAZA HOTEL AND CASINO, INC.



Larry Dolesh, Vice President