Form 10-Q
period 1998-03-31
UNION PLAZA HOTEL & CASINO INC
filed 1998-05-15
CIK 87918

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 1998


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

                                        Outstanding at
       Class of Common Stock            March 31, 1998
          $.50 par value                758,419 shares

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

Las Vegas, Nevada
April 30, 1998

                 PART 1. - Financial Information

Item 1.    Financial Statements








               UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                      MARCH 31, 1998 AND DECEMBER 31, 1997

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
[CAPTION]
               MARCH 31, 1998 AND DECEMBER 31, 1997

                            ASSETS

                                   MARCH 31,    DECEMBER 31,
                                      1998            1997
[S]                             [C]             [C]
Current Assets:
 Cash                           $  2,899,000    $  3,135,000
 Accounts receivable                 676,000         821,000
 Inventories of food, beverage
   and supplies                      408,000         267,000
 Prepaid expense                     981,000         979,000

Total current assets               4,964,000       5,202,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        56,798,000      56,794,000
 Leasehold improvements            3,514,000       3,514,000
 Furniture and equipment          34,363,000      34,304,000
                                 101,687,000     101,624,000

 Less accumulated depreciation
  and amortization                64,028,000      63,069,000

Net property and equipment        37,659,000      38,555,000

 Other assets                      1,282,000       1,435,000




                                $ 43,905,000    $ 45,192,000











            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                        MARCH 31,    DECEMBER 31,
                                          1998           1997
[S]                                   [C]           [C]
Current liabilites:
  Accounts payable                    $ 1,970,000   $ 2,745,000
  Accrued liabilities                   1,743,000     2,058,000
  Current portion of long-term debt       161,000       161,000
  Current portion of obligations under
   capital leases                         818,000       818,000
        Total current liabilities       4,692,000     5,782,000

Long-term debt, less current portion   20,819,000    20,359,000
Obligations under capital leases, less
 current portion                        2,513,000     2,707,000

Deferred income taxes                   2,726,000     3,013,000

                                       30,750,000    31,861,000

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 758,419 shares at
   December 31, 1997 and 758,419 shares
   at March 31, 1998.                     750,000       750,000
Additional paid-in capital              5,462,000     5,462,000
Retained earnings                      20,815,000    20,991,000
                                       20,027,000    27,203,000
Less treasury stock, at cost, 741,581
 shares at December 31, 1997 and 741,581
 shares at March 31, 1998.             13,872,000    13,872,000

           Total stockholders' equity  13,155,000    13,331,000
                                      $43,905,000   $45,192,000









            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME
[CAPTION]
           THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                      1998                   1997
[S]                                [C]                    [C]
Revenues:
  Casino                           $  8,981,000           $ 8,874,000
  Food and Beverage                   2,597,000             2,574,000
  Rooms                               2,852,000             3,010,000
  Other                                 540,000               587,000

   Gross revenues                    14,970,000            15,045,000
  Less promotional complimentaries    2,145,000             1,975,000

   Net revenues                      12,825,000            13,070,000

Operating expenses:
 Casino                               3,661,000             3,381,000
 Food and Beverage                    3,693,000             3,869,000
 Rooms                                1,436,000             1,421,000
 General & Administrative             1,058,000             1,164,000
 Entertainment                          121,000               121,000
 Advertising & Promotion                  5,000                18,000
 Utilities & Maintenance              1,254,000             1,292,000
 Depreciation & Amortization            960,000             1,067,000
 Provisions for Doubtful Accts.          10,000                19,000
 Other Costs and Expenses               337,000               320,000

   Total operating expenses          12,535,000            12,672,000

   Operating income/(loss)              290,000               398,000

Other income (expense):
 Interest Income                          1,000                 1,000
 Interest Expense                      (556,000)             (535,000)

   Total other income (expense)        (555,000)             (534,000)

Income before income taxes             (265,000)             (136,000)
Income taxes                            (90,000)              (73,000)

Net income/(loss)                      (175,000)              (63,000)

Earnings/(loss) per common share   $      (0.23)          $     (0.08)

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THREE MONTHS ENDED MARCH 31, 1998 AND 1997


INCREASE IN CASH AND CASH EQUIVALENTS
                                                1998         1997
[S]                                        [C]            [C]
Cash flows from operating activities:
 Cash received from customers              $ 12,959,000   $ 12,947,000
 Cash paid to suppliers and employees       (12,648,000)   (12,514,000)
 Interest received                                1,000          1,000
 Interest paid                                 (556,000)      (535,000)
 Income taxes paid                             (197,000)          0
   Net cash provided by operating activities   (441,000)      (101,000)

Cash flows from investing activities:
 Proceeds from sale of property & equipment       2,000           0
 Proceeds from sale of bonds                       0              0
 Purchase of property and equipment             (63,000)      (203,000)
   Net cash used in investing activities        (61,000)      (203,000)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder      500,000           0
 Principal payments on capital lease           (194,000)      (169,000)
 Principal payments on long-term debt           (40,000)       (90,000)
 Purchase of Treasury Stock                        0            (1,000)
   Net cash used in financing activities        266,000       (260,000)

Net increase (decrease) in cash and
  cash equivalents                             (236,000)      (564,000)
Cash and cash equivalents
  at 12/31/97 & 12/31/96                      3,135,000      2,982,000

Cash and cash equivalents,
  at 3/31/98 & 3/31/97                        2,899,000      2,418,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income(loss) for period ended
  3/31/98 and 3/31/97                      $   (175,000)  $    (63,000)

 Adjustments to reconcile net income to
  Net cash provided by operating activities:
  Depreciation and amortization                 968,000      1,056,000
  Gain on sale of assets                         (2,000)          0
  Bad debt expense                                 0              0
(Increase) decrease in assets:
   Accounts receivable                          343,000         46,000
   Interest receivable                             0              0
   Inventories                                 (141,000)        75,000
   Prepaid expenses                            (199,000)       (48,000)
   Other assets                                 142,000       (188,000)
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses     (1,090,000)      (906,000)
   Interest payable                                0              0
   Deferred Income Tax                         (287,000)       (73,000)
     Total adjustments                         (266,000)       (38,000)

Net cash provided (used) by operating
 activities                                $   (441,000)  $   (101,000)


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

     In 1994, the Company organized Union Plaza Experience, Inc. as a wholly owned subsidiary to participate with other downtown Las Vegas casino enterprises and the City of Las Vegas Redevelopment Agency, in a redevelopment project known as the Fremont Street Experience. Investment at March 31, 1998 was $386,000 and $386,000 at December 31. 1997. The Company has no other materially important subsidiaries or operations.

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

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:
                                         March 31,  December 31,
                                           1998        1997

               Casino                  $  182,000  $  512,000
               Hotel                      324,000     277,000
               Other                      186,000      60,000
                                          692,000     849,000
               Less allowance for
                  doubtful accounts        16,000      28,000
                                       $  676,000  $  821,000
NOTE 3 - OTHER ASSETS

     Other assets consist of the following:
                                         March 31,  December 31,
                                           1998        1997
 Expansion of gaming rights, less
   accumulated amortization of
   $678,000 and $668,000               $  132,000  $  142,000
 Net investment in direct financing
   lease, net of current portion (Note 7) 133,000     143,000
 Leasehold costs, less accumulated
   amortization of $393,000 and
   $389,000                                46,000      50,000
 Investment in Fremont Street
   Experience                             386,000     386,000
 Deposits and other                       585,000     714,000
                                       $1,282,000  $1,435,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                            March 31, December 31,
                                              1998        1997
       Salaries and Wages                 $  722,000   $1,224,000
       Union back wages                       48,000       48,000
       Taxes, other than tax on income       422,000      396,000
       Other                                 551,000      390,000
                                          $1,743,000   $2,058,000

NOTE 5 - INCOME TAXES

     The Internal Revenue Service has examined the Company's
Federal income tax returns through 1991. Management is of the opinion that all taxes have been paid or provided for through March 31, 1998.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:
                                            March 31, December 31,
                                              1998        1997
Note Payable to Exber, Inc. at the Prime
Interest Rate payable in monthly
installments of $158,265 including
principal and interest, until July 6,
2004 at which time the balance is due.
The note is secured by a first deed of
trust in land and building (See Note 9).  20,980,000   20,520,000

Less current portion                         161,000      161,000
                                         $20,819,000  $20,359,000

    Principal payments on long-term debt during the succeeding five years are as follows:

            1998 (Remaining nine months)      90,000
            1999                             129,000
            2000                             140,000
            2001                             152,000
            2002                             166,000
            2003                             180,000
            Thereafter                    20,123,000
                                         $20,980,000

    Maturities were calculated based upon interest rates in effect at March 31, 1998.

       UNION PLAZA HOTEL AND CASINO INC., AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

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

                                          March 31,    December 31,
                                            1998          1997
    Land and Buildings                  $ 9,242,000    $9,242,000
    Less accumulated amortization         8,661,000     8,617,000
                                        $   581,000    $  625,000


     The following is a schedule of future minimum lease payments as of March 31, 1998.

     1998 (Remaining nine months)       $   938,000
     1999                                 1,250,000
     2000                                 1,250,000
     2001                                   729,000
     Total minimum lease payments         4,167,000
     Less amount representing interest      836,000
     Present value of net minimum
       lease pmts under capital leases    3,331,000
     Less current portion                   818,000
     Long-term obligations under
     capital leases                     $ 2,513,000


SUBLEASES

   The bus depot property under a capital lease is sublet as follows:


                                          March 31,    December 31,
                                            1998           1997
     Minimum future rents receivable    $   220,000      $ 236,000
     Less amount representing interest       44,000         50,000
     Minimum future rents receivable        176,000        186,000
     Less current portion (included in
        accounts receivable)                 43,000         43,000
          Net investment in direct
            financing lease (See Note 3)$   133,000      $ 143,000

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 8 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. During the first quarter of 1998, the Company contibuted
$32,000 to this plan compared to a year ago when there were no bonus contibutions.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. In the first quarter of 1998, $25,000 was accrued for the profit sharing plan compared to $75,000 accrued in the year ago period. While these accruals are based upon the the history of past contributions, the Board of Directors may or may not authorize such contributions based on the Company's financial results.

NOTE 9 - RELATED PARTIES

     On December 18, 1991, Exber, Inc., a 45.21% stockholder as of March 31, 1998, loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February
1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. The majority of the proceeds of the note were used to retire the outstanding debt to Bank of America. At varying intervals during 1997, the Company borrowed an additional $1,483,000 from Exber, Inc. to supplement cash flows to meet normal operating requirements. During the first quarter of 1998, the Company borrowed an additional $500,000 from Exber, Inc. following the typically weak month of December. The outstanding balance of the note at March 31, 1998 was $20,980,000.

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

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

     The Company had total cash assets of $2,899,000
(6.6% of total assets) at March 31, 1998 and $3,135,000
(6.9% of total assets) at December 31, 1997. The ratio of current assets to current liabilities was 1.1 to 1 at March 31, 1998 and .9 to 1 at December 31, 1997.

     Long-term debt obligations, including current maturities were $20,980,000 at March 31, 1998 and $20,520,000 at December 31, 1997.
Long-term debt obligations increased by $460,000 during the quarter as the Company increased long-term debt by $500,000.
The proceeds of the additional borrowing was used to meet normal operating requirements and was provided by Exber, Inc., the Company's majority shareholder. Exber, Inc. continues to provide the financial stability for the Company by supplying capital for operations and needed improvements during slow operational periods. Management is confident that as long as Exber, Inc. maintains its majority position in the Company, financing options will remain available as needed. Management has not, and does not deem necessary at this time, the need to seek alternative forms of financing. Based on current operating results and recent principal payments, it is not likely that the Company will be able to pay off the existing debt before the note matures in the year 2006. However, Management does feel that Exber, Inc.
is negotiable with the note and would agree to a revised payment structure if and when it becomes necessary.

     As if March 31, 1998, outstanding receivables were $676,000 compared to $821,000 at December 31, 1997. The decline in receivables is attributed to lower casino receivables at the end of the first quarter compared to traditionally high credit levels associated with the year-end holiday. Inventories rose $141,000 from $267,000 to $408,000 which compares to inventories of food and beverage items on hand during the same period last year. Accounts payable declined in the first quarter from $2,745,000 to $1,970,000 reflective of timing differences in the reporting periods. Compared to the first quarter of 1997, accounts payable liabilities remained basically unchanged in the current quarter. Accrued liabilities and expenses are also lower compared to those reported at year end and also in the year ago period. The reduction in liabilities is related to lower operational obligations including race and sports book future wagers and unpaid winning tickets.

RESULTS OF OPERATIONS

     While Las Vegas continues to see an expansion in the number of rooms in the valley, the growth in tourism has slowed recently and appears to be trending downward. The compound effect of this economic inversion resulted in 3,500 fewer guests and lower hotel revenues at the Company's hotel operation during the first quarter of 1998. While maintaining maximum occupancy is a key to maintaining profitability in the downtown market, the Company continues to witness mid size strip properties marketing to its hotel guest. The end result is intense pricing competition with travel agents and group sales vendors that has eroded hotel operating margins.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Despite the weak hotel results, casino revenues managed to rise $107,000 in the period. Casino results benefited from higher win percentages in the table games area, increased keno win and greater race and sports book handle and win. Improvements in the live table gaming sectors were offset by a sharp decline in slot machine play and slightly lower card room revenues.

     Food and beverage results were slightly higher in the first quarter despite serving 40,000 fewer food customers in the quarter. Management made the decision to raise food prices in the middle of last year following several years of no changes and also closed its mid scale Backstage restaurant at the end of the second quarter. Both factors have affected overall restaurant traffic while revenues increased due to the pricing increase. Beverage pricing still remains among the lowest in the city which appeals to the Company's value-oriented customer. Management continues to believe that offering the customer good service along with reasonable prices is a necessity in improving customer traffic and gaming revenues.

     The Company's promotional expense rose $170,000 which is partially attibuted to the increase in retail food prices used in valuing the complimentaries provided for guests. Showroom and package program complimentaries are also higher for the period due to varying promotional programs offered to guests on a seasonal basis. Management continues to look at new and profitable marketing and promotional ideas that are intended to increase foot traffic at the property. Most of the past and current promotional offerings are provided for existing customer and known players which the Company feels are most important to its operation.

     The Company's gross revenues declined by $75,000 (0.5%) during the first three months of 1998 compared to the same period in 1997. Total operating expenses rose $33,000 (0.2%). Operating expense increased for both the casino and hotel operations while food and beverage expense declined in the period. The Company was able to reduce general and administrative costs by concentrating on cost management of workmen's compensation claims, lower group insurance claims, and the decision to forego accruals for the employee profit sharing plan. For the quarter ended March 31, 1998, the Company reported operating income of $290,000 compared to $398,000 reported for the same period in 1997.

     Overall, the Company reported a net loss for the first quarter of $175,000 or $0.23 a share versus a net loss $63,000 or $0.08 in the year ago period.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: May 11, 1998                   /S/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President




Date: May 11, 1998                   /S/ LARRY DOLESH
                                 LARRY DOLESH,  Vice President
                                    of Finance




Date: May 11, 1998                   /S/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer



Date: May 11, 1998                   /S/ ALAN J. WOODY
                                  ALAN J. WOODY, Controller















16