Form 10-Q
period 1998-06-30
UNION PLAZA HOTEL & CASINO INC
filed 1998-08-05
CIK 87918

UNION PLAZA HOTEL AND CASINO, INC.
                          1 Main Street
                       Las Vegas, NV 89101

                                                 July 31, 1998

Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached
Form 10-Q.


Sincerely,

UNION PLAZA HOTEL AND CASINO, INC.

Larry Dolesh, Vice President


                           FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 1998


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

                                        Outstanding at
       Class of Common Stock            June 30, 1998
          $.50 par value                757,419 shares

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

Las Vegas, Nevada
July 31, 1998

                 PART 1. - Financial Information

Item 1.    Financial Statements








               UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                      JUNE 30, 1998 AND DECEMBER 31, 1997

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
[CAPTION]
               JUNE 30, 1998 AND DECEMBER 31, 1997

                            ASSETS

                                    JUNE 30,    DECEMBER 31,
                                      1998           1997
[S]                             [C]             [C]
Current Assets:
 Cash                           $  1,887,000    $  3,135,000
 Accounts receivable                 377,000         821,000
 Inventories of food, beverage
   and supplies                      413,000         267,000
 Prepaid expense                     908,000         979,000

Total current assets               3,585,000       5,202,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        56,825,000      56,794,000
 Leasehold improvements            3,514,000       3,514,000
 Furniture and equipment          34,476,000      34,304,000
                                 101,827,000     101,624,000

 Less accumulated depreciation
  and amortization                64,979,000      63,069,000

Net property and equipment        36,848,000      38,555,000

 Other assets                      1,523,000       1,435,000




                                $ 41,956,000    $ 45,192,000











            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                        JUNE 30,     DECEMBER 31,
                                          1998           1997
[S]                                   [C]           [C]
Current liabilites:
  Accounts payable                    $ 1,970,000   $ 2,745,000
  Accrued liabilities                   1,636,000     2,058,000
  Current portion of long-term debt       161,000       161,000
  Current portion of obligations under
   capital leases                         818,000       818,000
        Total current liabilities       4,585,000     5,782,000

Long-term debt, less current portion   20,819,000    20,359,000
Obligations under capital leases, less
 current portion                        2,312,000     2,707,000

Deferred income taxes                   2,801,000     3,013,000

                                       30,517,000    31,861,000

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 758,419 shares at
   December 31, 1997 and 757,419 shares
   at June 30, 1998.                      750,000       750,000
Additional paid-in capital              5,462,000     5,462,000
Retained earnings                      19,124,000    20,991,000
                                       25,336,000    27,203,000
Less treasury stock, at cost, 741,581
 shares at December 31, 1997 and 742,581
 shares at June 30, 1998.              13,897,000    13,872,000

           Total stockholders' equity  11,439,000    13,331,000
                                      $41,956,000   $45,192,000









            The accompanying notes are an integral
              part of these financial statements.

             UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
[CAPTION]
              SIX AND THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                 Amounts in thousands except per share data

                                     SIX MONTHS ENDED     THREE MONTHS ENDED
                                         JUNE 30,              JUNE 30,
                                      1998      1997        1998       1997

[S]                                [C]        [C]        [C]        [C]
Revenues:
  Casino                           $ 16,700   $17,021    $ 7,719    $ 8,147
  Food and Beverage                   4,991     4,890      2,394      2,316
  Rooms                               5,464     5,864      2,612      2,854
  Other                               1,049     1,221        509        634

   Gross revenues                    28,204    28,996     13,234     13,951
  Less promotional complimentaries    4,045     3,668      1,900      1,693

   Net revenues                      24,159    25,328     11,334     12,258

Operating expenses:
 Casino                               7,399     7,012      3,738      3,631
 Food and Beverage                    7,333     7,527      3,640      3,658
 Rooms                                2,861     2,841      1,425      1,420
 General & Administrative             1,927     1,959        869        795
 Entertainment                          247       243        126        122
 Advertising & Promotion                109       122        104        104
 Utilities & Maintenance              2,660     2,658      1,406      1,366
 Depreciation & Amortization          1,911     2,110        951      1,043
 Provisions for Doubtful Accts.          21        20         11          1
 Other Costs and Expenses               663       615        326        295

   Total operating expenses          25,131    25,107     12,596     12,435

   Operating income/(loss)             (972)      221     (1,262)      (177)

Other income (expense):
 Interest Income                          4         5          3          4
 Interest Expense                    (1,112)   (1,084)      (556)      (549)

   Total other income (expense)      (1,108)   (1,079)      (553)      (545)

Income before income taxes           (2,080)     (858)    (1,815)      (722)
Income taxes                           (213)     (405)      (123)      (332)

Net income/(loss)                    (1,867)     (453)    (1,692)      (390)

Earnings/(loss) per common share     ($2.46)   ($0.60)    ($2.23)    ($0.52)

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THREE MONTHS ENDED JUNE 30, 1998 AND 1997


INCREASE IN CASH AND CASH EQUIVALENTS
                                                1998         1997
[S]                                        [C]            [C]
Cash flows from operating activities:
 Cash received from customers              $ 24,609,000   $ 25,507,000
 Cash paid to suppliers and employees       (24,589,000)   (24,327,000)
 Interest received                                4,000          5,000
 Interest paid                               (1,112,000)    (1,084,000)
   Net cash provided by operating activities (1,088,000)       101,000

Cash flows from investing activities:
 Proceeds from sale of property & equipment       2,000           0
 Purchase of property and equipment            (203,000)      (290,000)
   Net cash used in investing activities       (201,000)      (290,000)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder      500,000        500,000
 Principal payments on capital lease           (394,000)      (345,000)
 Principal payments on long-term debt           (40,000)      (190,000)
 Purchase of Treasury Stock                     (25,000)        (1,000)
   Net cash used in financing activities         41,000        (36,000)

Net increase (decrease) in cash and
  cash equivalents                           (1,248,000)      (225,000)
Cash and cash equivalents
  at 12/31/97 & 12/31/96                      3,135,000      2,982,000

Cash and cash equivalents,
  at 06/30/98 & 06/30/97                      1,887,000      2,757,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income(loss) for period ended
  06/30/98 and 06/30/97                    $ (1,867,000)  $   (453,000)

 Adjustments to reconcile net income to
  Net cash provided by operating activities:
  Depreciation and amortization               1,929,000      2,090,000
  Bad debt expense                               (7,000)       (15,000)
(Increase) decrease in assets:
   Accounts receivable                          648,000        342,000
   Inventories                                 (146,000)        92,000
   Prepaid expenses                            (126,000)      (112,000)
   Other assets                                (109,000)      (103,000)
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses     (1,197,000)    (1,335,000)
   Deferred Income Tax                         (213,000)      (405,000)
     Total adjustments                          779,000        554,000

Net cash provided (used) by operating
 activities                                $ (1,088,000)  $    101,000


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

     In 1994, the Company organized Union Plaza Experience, Inc. as a wholly owned subsidiary to participate with other downtown Las Vegas casino enterprises and the City of Las Vegas Redevelopment Agency, in a redevelopment project known as the Fremont Street Experience. Investment at June 30, 1998 was $655,000 and $386,000 at December 31. 1997. The Company has no other materially important subsidiaries or operations.

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

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:
                                          June 30,  December 31,
                                           1998        1997

               Casino                   $ 204,000  $  512,000
               Hotel                       13,000     277,000
               Other                      181,000      60,000
                                          398,000     849,000
               Less allowance for
                  doubtful accounts        21,000      28,000
                                        $ 377,000  $  821,000
NOTE 3 - OTHER ASSETS

     Other assets consist of the following:

                                          June 30,  December 31,
                                           1998        1997
 Expansion of gaming rights, less
   accumulated amortization of
   $689,000 and $668,000               $  121,000  $  142,000
 Net investment in direct financing
   lease, net of current portion (Note 7) 122,000     143,000
 Leasehold costs, less accumulated
   amortization of $397,000 and
   $389,000                                42,000      50,000
 Investment in Fremont Street
   Experience                             655,000     386,000
 Deposits and other                       583,000     714,000
                                       $1,523,000  $1,435,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                             June 30, December 31,
                                              1998        1997
       Salaries and Wages                  $ 691,000   $1,224,000
       Union back wages                       40,000       48,000
       Taxes, other than tax on income       321,000      396,000
       Other                                 584,000      390,000
                                          $1,636,000   $2,058,000

NOTE 5 - INCOME TAXES

     The Internal Revenue Service has examined the Company's
Federal income tax returns through 1991. Management is of the opinion that all taxes have been paid or provided for through June 30, 1998.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:
                                             June 30, December 31,
                                              1998        1997
Note Payable to Exber, Inc. at the Prime
Interest Rate payable in monthly
installments of $158,265 including
principal and interest, until July 6,
2004 at which time the balance is due.
The note is secured by a first deed of
trust in land and building (See Note 9).  20,980,000   20,520,000

Less current portion                         161,000      161,000
                                         $20,819,000  $20,359,000

    Principal payments on long-term debt during the succeeding five years are as follows:

            1998 (Remaining six months)       29,000
            1999                             129,000
            2000                             140,000
            2001                             152,000
            2002                             166,000
            2003                             180,000
            Thereafter                    20,184,000
                                         $20,980,000

    Maturities were calculated based upon interest rates in effect at June 30, 1998.

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

                                           June 30,    December 31,
                                            1998          1997
    Land and Buildings                  $ 9,242,000    $9,242,000
    Less accumulated amortization         8,705,000     8,617,000
                                        $   537,000    $  625,000


     The following is a schedule of future minimum lease payments as of June 30, 1998.

     1998 (Remaining six months)        $   625,000
     1999                                 1,250,000
     2000                                 1,250,000
     2001                                   729,000
     Total minimum lease payments         3,854,000
     Less amount representing interest      724,000
     Present value of net minimum
       lease pmts under capital leases    3,130,000
     Less current portion                   818,000
     Long-term obligations under
     capital leases                     $ 2,312,000


SUBLEASES

   The bus depot property under a capital lease is sublet as follows:


                                           June 30,    December 31,
                                            1998          1997
     Minimum future rents receivable    $   203,000    $  236,000
     Less amount representing interest       38,000        50,000
     Minimum future rents receivable        165,000       186,000
     Less current portion (included in
        accounts receivable)                 43,000        43,000
          Net investment in direct
            financing lease (See Note 3)$   122,000     $ 143,000

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 8 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. During the first six months of 1998, the Company contibuted
$32,000 to this plan compared to a year ago when there were no bonus contibutions.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. In the first six months of 1998, $25,000 was accrued for the profit sharing plan compared to $150,000 accrued in the year ago period. While these accruals are based upon the the history of past contributions, the Board of Directors may or may not authorize such contributions based on the Company's financial results.

NOTE 9 - RELATED PARTIES

     On December 18, 1991, Exber, Inc., a 45.27% stockholder as of June 30, 1998, loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February
1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. The majority of the proceeds of the note were used to retire the outstanding debt to Bank of America. At varying intervals during 1997, the Company borrowed an additional $1,483,000 from Exber, Inc. to supplement cash flows to meet normal operating requirements. During the first quarter of 1998, the Company borrowed an additional $500,000 from Exber, Inc. following the typically weak month of December. The outstanding balance of the note at June 30, 1998 was $20,980,000.

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

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

     The Company had total cash assets of $1,887,000(4.5% of total assets) at June 30, 1998 and $3,135,000 (6.9% of total assets) at December 31, 1997. The ratio of current assets to current liabilities was .8 to 1 at June 30, 1998 and .9 to 1 at December 31, 1997.

     Long-term debt obligations, including current maturities were $20,980,000 at June 30, 1998 and $20,520,000 at December 31, 1997.
Long-term debt obligations increased by $460,000 during the six months as the Company borrowed an additional $500,000 during the first quarter. The proceeds of the additional borrowing were used to meet normal operating requirements and was provided by Exber, Inc., the Company's majority shareholder. Exber, Inc. continues to provide the financial stability for the Company by supplying capital for operations and needed improvements during slow operational periods. Management is confident that as long as Exber, Inc.
maintains its majority position in the Company, financing options will remain available as needed. Based on this relationship with Exber, Inc., Management has not, and does not deem necessary at this time, the need to seek alternative forms of financing. Due to the structure of the Exber, Inc. note and the existing principal balance, it is probable that the Company will be required to re-negotiate the terms of the agreement and extend the maturity date beyond the year 2006.

     As if June 30, 1998, outstanding receivables were $377,000 compared to $821,000 at December 31, 1997. The decline in receivables is attributed to sharply lower hotel receivables at the end of the period along with other recurring receivable fluctuations caused by timing differences. Inventories of food, beverage and shop items rose $146,000 from $267,000 to $413,000 during the past six months due to seasonal demands of the operation. Compared to the same period last year, inventories remained basically unchanged. Accounts payable declined during the first half of the year from $2,745,000 to $1,970,000 which is reflective of the timing differences in billing cycles and reporting periods. Compared to the second quarter of 1997, accounts payable liabilities are up $240,000 or 14%. Accrued liabilities and expenses are also lower compared to those reported at year end but are higher than those reported in the second quarter of 1997. The increase over the year ago period is due to higher payroll obligations in the current period compared to last year because of payroll period differences. Financing activities were limited to the repurchase of 1,000 common shares from one stockholder during the period.

RESULTS OF OPERATIONS

     The second quarter has been another difficult period for the casino as revenues declined $717,000 or 5.1% compared to the same period in 1997. Revenues continue to be negatively impacted by the intense competition in the Las Vegas market for both room and casino guests. Downtown casinos have been particularly vulnerable to the recent slowdown in Las Vegas visitors.

PART 1. - FINANCIAL INFORMATION
ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     Unfortunately, downtown redevelopment efforts by the City of Las Vegas have been unsuccessful so far in reviving the area. It is managements opinion that the future of the Company's business and that of downtown is dependent upon the development of the area west of downtown on Grand Central Parkway. Should the development of that area occur and be successful, the Company's hotel and casino is the best location downtown to be the gateway to Fremont Street.

     For the quarter ended June 30, 1998 room revenues declined
$242,000 or 8.5% and casino revenues declined $428,000 or 5.3%. The decline in room and casino revenues was partially offset by an increase of $78,000, or 3.4% in food and beverage sales.

     Food and beverage sales improved slightly thoughout the first half of the year although cash sales actually declined in the second quarter and also for the first six months. The casino's promotional complimentary expense increased during the second quarter and the first half of the year by 12.2% or $207,000 and 10.3% or $377,000, respectively. In connection with a menu pricing increase during the 1997 period, the Company's restaurants served 58,000 fewer patrons during the first six months of 1998. Management made the decision to raise food prices following the second quarter of 1997 following several years of no changes and also closed its midscale Backstage restaurant at the end of the 1997 second quarter. Both factors have affected overall restaurant traffic while revenues increased due to the pricing increase. Beverage prices still remain among the lowest in the city which appeals to the Company's value oriented customer. Management continues to believe that offering the customer good service along with reasonable prices is a necessity in improving customer traffic and gaming revenues.

     The Company's total operating expense rose $164,000 or 1.3% during the second quarter and rose a modest $24,000 for the first six months of the year. Higher payroll and departmental expenses in the live gaming and keno departments, along with higher jackpot contribution rates in the slot department are primarily the cause for the increase in costs. Increases in each of these segments is due to attempts by Management to improve service in these departments and provide additional gaming options for our customer. Essentially all other segments of our operation held costs in line with inflation or made improvements where possible.

     The rise in costs, compounded with the decline in revenue expanded the Company's net operating loss in the quarter from $177,000 to $1,262,000 compared to the year ago quarter. For the first half of 1998, the Company had a net operating loss of $972,000 compared to a net operating gain of $221,000 last year.

     Overall, the Company reported a net loss for the second quarter of $1,692,000 or $2.23 a share versus a net loss of $390,000 or $.52 a share in the year ago period. For the first six months of 1998, the Company had a net loss of $1,867,000 or $2.46 a share compared to a net loss of $453,000 or $.60 a share a year ago.

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




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: July 31, 1998                   /SS/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President




Date: July 31, 1998                   /SS/ LARRY DOLESH
                                 LARRY DOLESH,  Vice President
                                    of Finance




Date: July 31, 1998                   /SS/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer



Date: July 31, 1998                   /SS/ ALAN J. WOODY
                                  ALAN J. WOODY, Controller















16