Form 10-Q
period 1998-09-30
UNION PLAZA HOTEL & CASINO INC
filed 1998-11-12
CIK 87918

UNION PLAZA HOTEL AND CASINO, INC.
                         1 Main Street
                       Las Vegas, NV 89101

                                                 November 4, 1998

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


          For the quarterly period ended September 30, 1998


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

                                        Outstanding at
       Class of Common Stock            September 30, 1998
          $.50 par value                757,419 shares

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

Las Vegas, Nevada
October 31, 1998

                 PART 1. - Financial Information

Item 1.    Financial Statements








               UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)
[CAPTION]

                      SEPTEMBER 30, 1998 AND DECEMBER 31, 1997


                            ASSETS

                                SEPTEMBER 30,    DECEMBER 31,
                                      1998           1997
[S]                             [C]             [C]
Current Assets:
 Cash                           $  1,973,000    $  3,135,000
 Accounts receivable                 457,000         821,000
 Inventories of food, beverage
   and supplies                      402,000         267,000
 Prepaid expense                     915,000         979,000

Total current assets               3,747,000       5,202,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        56,855,000      56,794,000
 Leasehold improvements            3,514,000       3,514,000
 Furniture and equipment          33,819,000      34,304,000
                                 101,200,000     101,624,000

 Less accumulated depreciation
  and amortization                65,224,000      63,069,000

Net property and equipment        35,976,000      38,555,000

 Other assets                      1,590,000       1,435,000




                                $ 41,313,000    $ 45,192,000











            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                       SEPTEMBER 30, DECEMBER 31,
                                          1998           1997
[S]                                   [C]           [C]
Current liabilities:
  Accounts payable                    $ 2,001,000   $ 2,745,000
  Accrued liabilities                   1,721,000     2,058,000
  Current portion of long-term debt       161,000       161,000
  Current portion of obligations under
   capital leases                         818,000       818,000
        Total current liabilities       4,701,000     5,782,000

Long-term debt, less current portion   22,589,000    20,359,000
Obligations under capital leases, less
 current portion                        2,105,000     2,707,000

Deferred income taxes                   2,800,000     3,013,000

                                       32,195,000    31,861,000

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 758,419 shares at
   December 31, 1997 and 757,419 shares
   at September 30, 1998.                 750,000       750,000
Additional paid-in capital              5,462,000     5,462,000
Retained earnings                      16,803,000    20,991,000
                                       23,015,000    27,203,000
Less treasury stock, at cost, 741,581
 shares at December 31, 1997 and 742,581
 shares at September 30, 1998.         13,897,000    13,872,000

           Total stockholders' equity   9,118,000    13,331,000
                                      $41,313,000   $45,192,000









            The accompanying notes are an integral
              part of these financial statements.

             UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
[CAPTION]
              NINE MONTH AND THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                 Amounts in thousands except per share data

                                     NINE MONTHS ENDED    THREE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                      1998      1997        1998       1997

[S]                                [C]        [C]        [C]        [C]
Revenues:
  Casino                           $ 24,220   $24,681    $ 7,520    $ 7,660
  Food and Beverage                   7,258     7,129      2,267      2,239
  Rooms                               8,073     8,527      2,609      2,663
  Other                               1,555     1,752        506        531

   Gross revenues                    41,106    42,089     12,902     13,093
  Less promotional complimentaries    6,074     5,621      2,029      1,953

   Net revenues                      35,032    36,468     10,873     11,140

Operating expenses:
 Casino                              10,996    10,492      3,597      3,480
 Food and Beverage                   10,928    10,949      3,595      3,422
 Rooms                                4,299     4,290      1,438      1,449
 General & Administrative             2,760     3,217        833      1,258
 Entertainment                          362       361        115        118
 Advertising & Promotion                211       238        102        116
 Utilities & Maintenance              4,333     4,211      1,673      1,553
 Depreciation & Amortization          2,851     3,071        940        961
 Provisions for Doubtful Accts.          29        34          8         14
 Other Costs and Expenses               980       984        317        369

   Total operating expenses          37,749    37,847     12,618     12,740

   Operating income/(loss)           (2,717)   (1,379)    (1,745)    (1,600)

Other income (expense):
 Interest Income                          5        10          1          5
 Interest Expense                    (1,688)   (1,634)      (576)      (550)

   Total other income (expense)      (1,683)   (1,624)      (575)      (545)

Income before income taxes           (4,400)   (3,003)    (2,320)    (2,145)
Income taxes                           (213)   (1,127)         0       (722)

Net income/(loss)                    (4,187)   (1,876)    (2,320)    (1,423)

Earnings/(loss) per common share     ($5.52)   ($2.47)    ($2.23)    ($1.87)

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


INCREASE IN CASH AND CASH EQUIVALENTS
                                                1998         1997
[S]                                        [C]            [C]
Cash flows from operating activities:
 Cash received from customers              $ 35,526,000   $ 36,909,000
 Cash paid to suppliers and employees       (36,326,000)   (35,755,000)
 Interest received                                5,000         30,000
 Interest paid                               (1,688,000)    (1,634,000)
   Net cash provided by operating activities (2,483,000)      (450,000)

Cash flows from investing activities:
 Proceeds from sale of property & equipment       2,000           0
 Purchase of property and equipment            (284,000)      (344,000)
   Net cash used in investing activities       (282,000)      (344,000)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder    2,274,000        741,000
 Principal payments on capital lease           (602,000)      (526,000)
 Principal payments on long-term debt           (44,000)      (250,000)
 Purchase of Treasury Stock                     (25,000)        (1,000)
   Net cash used in financing activities      1,603,000        (36,000)

Net increase (decrease) in cash and
  cash equivalents                           (1,162,000)      (830,000)
Cash and cash equivalents
  at 12/31/97 & 12/31/96                      3,135,000      2,982,000

Cash and cash equivalents,
  at 09/30/98 & 09/30/97                      1,973,000      2,152,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income(loss) for period ended
  09/30/98 and 09/30/97                    $ (4,187,000)  $ (1,876,000)

 Adjustments to reconcile net income to
  Net cash provided by operating activities:
  Depreciation and amortization               2,891,000      3,102,000
  Bad debt expense                               (4,000)       (11,000)
(Increase) decrease in assets:
   Accounts receivable                          566,000        529,000
   Interest receivable                                0         20,000
   Inventories                                 (135,000)        82,000
   Prepaid expenses                            (133,000)       (82,000)
   Other assets                                (186,000)       (65,000)
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses     (1,082,000)    (1,022,000)
   Deferred Income Tax                         (213,000)    (1,127,000)
     Total adjustments                        1,704,000      1,426,000

Net cash provided (used) by operating
 activities                                $ (2,483,000)  $   (450,000)

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

     In 1994, the Company organized Union Plaza Experience, Inc. as a wholly owned subsidiary to participate with other downtown Las Vegas casino enterprises and the City of Las Vegas Redevelopment Agency, in a redevelopment project known as the Fremont Street Experience. Investment at September 30, 1998 was $746,000 and $386,000 at December 31. 1997. The Company has no other materially important subsidiaries or operations.

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


Promotional Allowances

     Gross revenues include the retail value of complimentary
Food, beverage and hotel services furnished to customers. The retail value of these promotional allowances is deducted to arrive at net revenues.

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

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

     Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expenses as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Depreciation, including amortization of a capitalized lease, is computed using the straight-line method. Leasehold improvements (distinguished from un-amortized leasehold costs) are amortized over the lives of the leases.

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

Income Taxes

     The Company and its subsidiaries file a consolidated Federal Income Tax return. Deferred income taxes are provided to reflect the tax effect of timing differences between financial and tax reporting, principally related to depreciation, slot machine revenue, interest costs, accrued expenses, capitalization of leases, capitalization of property costs and write-down of facilities and other investments to estimated recoverable value. The Company accounts for the investment tax credit as a reduction of income tax expense in the year in which such credits are utilized. Carry forwards of this credit, as well as the tax effect of net operating loss carry forwards, are shown as a reduction to deferred income taxes.

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (CONTINUED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Statement of Cash Flows

     The Statement of Cash Flows classify changes in cash and cash equivalents according to operating, investing and financing activities. For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:
                                      September 30,  December 31,
                                           1998        1997

               Casino                   $ 233,000  $  512,000
               Hotel                       38,000     277,000
               Other                      209,000      60,000
                                          480,000     849,000
               Less allowance for
                  doubtful accounts        23,000      28,000
                                        $ 457,000  $  821,000

NOTE 3 - OTHER ASSETS

     Other assets consist of the following:

                                      September 30,  December 31,
                                           1998        1997
 Expansion of gaming rights, less
   accumulated amortization of
   $699,000 and $668,000               $  111,000  $  142,000
 Net investment in direct financing
   lease, net of current portion (Note 7) 111,000     143,000
 Leasehold costs, less accumulated
   amortization of $400,000 and
   $389,000                                39,000      50,000
 Investment in Fremont Street
   Experience                             746,000     386,000
 Deposits and other                       583,000     714,000
                                       $1,590,000  $1,435,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                        September 30, December 31,
                                              1998        1997
       Salaries and Wages                  $ 766,000   $1,224,000
       Union back wages                       40,000       48,000
       Taxes, other than tax on income       307,000      396,000
       Other                                 608,000      390,000
                                          $1,721,000   $2,058,000

NOTE 5 - INCOME TAXES

     The Internal Revenue Service has examined the Company's
Federal income tax returns through 1991. Management is of the opinion that all taxes have been paid or provided for through September 30, 1998.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:
                                        September 30, December 31,
                                              1998        1997
Note Payable to Exber, Inc. at the Prime
Interest Rate payable in monthly
installments of $158,265 including
principal and interest, until July 6,
2004 at which time the balance is due.
The note is secured by a first deed of
trust in land and building (See Note 9).  22,750,000   20,520,000

Less current portion                         161,000      161,000
                                         $22,589,000  $20,359,000

    Principal payments on long-term debt during the succeeding five years are as follows:

            1998 (Remaining three months)     14,500
            1999                             129,000
            2000                             140,000
            2001                             152,000
            2002                             166,000
            2003                             180,000
            Thereafter                    21,968,500
                                         $22,750,000

    Maturities were calculated based upon interest rates in effect at September 30, 1998.

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

                                       September 30,  December 31,
                                            1998          1997
    Land and Buildings                  $ 9,242,000    $9,242,000
    Less accumulated amortization         8,749,000     8,617,000
                                        $   493,000    $  625,000


     The following is a schedule of future minimum lease payments as of September 30, 1998.

     1998 (Remaining three months)      $   313,000
     1999                                 1,250,000
     2000                                 1,250,000
     2001                                   729,000
     Total minimum lease payments         3,542,000
     Less amount representing interest      619,000
     Present value of net minimum
       lease pmts under capital leases    2,923,000
     Less current portion                   818,000
     Long-term obligations under
     capital leases                     $ 2,105,000


SUBLEASES

   The bus depot property under a capital lease is sublet as follows:


                                        September 30,  December 31,
                                            1998          1997
     Minimum future rents receivable    $   203,000    $  236,000
     Less amount representing interest       33,000        50,000
     Minimum future rents receivable        170,000       186,000
     Less current portion (included in
        accounts receivable)                 43,000        43,000
          Net investment in direct
            financing lease (See Note 3)$   127,000     $ 143,000

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 8 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. During the first nine months of 1998, the Company contributed $32,000 to this plan compared to a year ago when there were no bonus contributions.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. During 1998 there have been no profit sharing plan contributions and it is anticipated that there will be none. Last year, there was $225,000 which was accrued in the first nine months.

NOTE 9 - RELATED PARTIES

     On December 18, 1991, Exber, Inc., a 46.08% stockholder as of September 30, 1998, loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February
1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. The majority of the proceeds of the note were used to retire the outstanding debt to Bank of America. At varying intervals during 1997, the Company increased its loan from Exber, Inc. by a total of $1,483,000.The proceeds of this borrowing were used to meet operational obligations and for needed capital improvements. During the first nine months of 1998, the Company has borrowed an additional $2,000,000 from Exber, Inc. to supplement its cash flows. The outstanding balance of the note at September 30, 1998 was $22,750,000.

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

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

     The Company had total cash assets of $1,973,000(4.8% of total assets) at September 30, 1998 and $3,135,000 (6.9% of total assets) at December 31, 1997. The ratio of current assets to current liabilities was .8 to 1 at September 30, 1998 and .9 to 1 at December 31, 1997.

     Long-term debt obligations, including current maturities were $22,750,000 at September 30, 1998 and $20,520,000 at December 31,
1997. Long-term debt obligations increased by $2,230,000 during the nine months as the Company was forced to borrow funds from Exber, Inc. the Company's majority shareholder, to meet normal operating demands. Exber, Inc. continues to provide the financial stability for the Company by supplying capital for operations and needed improvements during slow operational periods. Management is confident that as long as Exber, Inc. maintains its majority position in the Company, financing options will remain available as needed. Based on this relationship with Exber, Inc., Management has not, and does not deem necessary at this time, the need to seek alternative forms of financing. Due to the structure of the Exber, Inc. note and the existing principal balance, it is probable that the Company will be required to re-negotiate the terms of the agreement and extend the maturity date beyond the year 2006.

     As of September 30, 1998, outstanding receivables were $457,000 compared to $821,000 at December 31, 1997. The decline in receivables is attributed to sharply lower hotel receivables at the end of the period along with other recurring receivable fluctuations caused by timing differences in reporting periods. Inventories of food, beverage and shop items rose $135,000 from $267,000 to $402,000 during the past nine months due to seasonal demands of the operation. Compared to the same period last year, inventories are down $44,000 due to weaker business demands and the timing effect on purchases. Other assets increased by $155,000 in the past nine months which is directly related to the investment in the Plaza Experience, Inc. a partner in the Freemont Street Experience partnership. Accounts payable declined by $744,000 during the first nine months of the year $2,745,000 to $2,001,000.The decline in payables is attributed to timing differences in billing cycles and reporting periods. Compared to the third quarter of 1997, accounts payable liabilities are up $111,000 or 6% which is related to higher trade payables at the end of the quarter. Total accrued liabilities and accrued expenses also declined compared to those reported in the year ago period. The primary cause for this discrepancy is due to the profit sharing plan accrual in 1997 compared to this year when no such accrual has been recorded. Total stockholder equity declined $4,213,000 during the first nine months of 1998.

RESULTS OF OPERATIONS

     The third quarter has been another difficult period for the casino as net revenues declined $267,000 or 2.4% compared to the same period in 1997. Gaming and hotel revenues continue to be negatively impacted by the intense competition in the Las Vegas market for both room and casino guests. Downtown casinos have been particularly vulnerable to the increased competition in the Las Vegas Valley.

PART 1. - FINANCIAL INFORMATION
ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     While downtown redevelopment efforts by the City of Las Vegas have been unsuccessful to date, there is a high level of interest by planners and City officials to revive the downtown corridor. Current plans consist of a shopping area located downtown named "Neonopolis" and at least two new government buildings are planned for construction in the next couple of years. While these plans may help, it is management's opinion that the future of the Company's business and that of downtown is dependent upon the development of the area west of downtown on Grand Central Parkway. Should the development of that area occur and be successful, the Company's hotel and casino is in the best location downtown to be the gateway to Fremont Street.

     For the quarter ended September 30, 1998, gaming revenues declined $140,000 or 1.8%, and room revenues declined $54,000 or 2.0%. Despite fewer hotel and casino guests, food and beverage operations managed to show a 1.3% gain in sales during the period. These gains however are attributed to higher complimentary sales occurring in the reporting period. Food complimentary sales are up 14.0% for the year compared to cash sales which are up only 2.4%. The Company's total promotional complimentary expense rose $76,000 in the quarter and are up $453,000 for the first nine months of the year.

     The Company's total operating expense fell $122,000 or 1.0% during the third quarter and are down $98,000 or 0.3% for the year. Declines in general and administrative expenses represented significantly all of the cost reduction as insurance, legal and accounting costs were all below the amounts reported in 1997.
Casino related expenses rose the most by climbing 4.8% or $504,000 when compared to the same period a year ago. Higher casino payroll costs and increased departmental expenses reflect attempts to improve service in these departments and provide additional gaming options for our customers. Essentially all other segments of our operation held costs in line with inflation or made improvements where possible.

     Despite the reduction in expenses during the quarter, the Company reported a net operating loss of $1,745,000 compared to a loss of $1,600,000 in the year ago period. For the first nine months of 1998, the Company had a net operating loss of $2,717,000 compared to a loss of $1,379,000 last year.

     Overall, the Company reported a net loss for the third quarter of $2,320,000 or $2.23 a share versus a net loss of $1,423,000 or $1.87 a share in the year ago period. For the first nine months of 1998, the Company had a net loss of $4,187,000 or $5.52 a share compared to a net loss of $1,876,000 or $2.46 a share a year ago.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: October 31, 1998                /SS/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President




Date: October 31, 1998                /SS/ LARRY DOLESH
                                 LARRY DOLESH,  Vice President
                                    of Finance




Date: October 31, 1998                /SS/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer



Date: October 31, 1998                /SS/ ALAN J. WOODY
                                  ALAN J. WOODY, Controller







16