Form 10-K
period 1998-12-31
UNION PLAZA HOTEL & CASINO INC
filed 1999-03-31
CIK 87918

UNION PLAZA HOTEL AND CASINO, INC.
                        1 Main  Street
                      Las Vegas, NV 89101

                                              March 31, 1999

Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K along with
Exhibit 13 (Annual Report) and the 1998 financial data statement.

Sincerely,

UNION PLAZA HOTEL AND CASINO, INC.


Larry Dolesh, Vice President