Form 10-Q
period 1999-03-31
UNION PLAZA HOTEL & CASINO INC
filed 1999-05-14
CIK 87918

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 1999


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

                                        Outstanding at
       Class of Common Stock            March 31, 1999
          $.50 par value                757,419 shares

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

Las Vegas, Nevada
April 30, 1999

                 PART 1. - Financial Information

Item 1.    Financial Statements








               UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                      MARCH 31, 1999 AND DECEMBER 31, 1998

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
[CAPTION]
               MARCH 31, 1999 AND DECEMBER 31, 1998

                            ASSETS

                                   MARCH 31,    DECEMBER 31,
                                      1999            1998
[S]                             [C]             [C]
Current Assets:
 Cash                           $  2,803,000    $  3,228,000
 Accounts receivable                 749,000         809,000
 Inventories of food, beverage
   and supplies                      396,000         283,000
 Prepaid expense                   1,064,000         999,000

Total current assets               5,012,000       5,319,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        58,856,000      56,854,000
 Leasehold improvements            3,514,000       3,514,000
 Furniture and equipment          33,985,000      33,950,000
                                 101,367,000     101,330,000

 Less accumulated depreciation
  and amortization                66,862,000      66,064,000

Net property and equipment        34,505,000      35,266,000

 Other assets                        787,000         954,000




                                $ 40,304,000    $ 41,539,000











            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                        MARCH 31,    DECEMBER 31,
                                          1999           1998
[S]                                   [C]           [C]
Current liabilites:
  Accounts payable                    $ 1,807,000   $ 2,472,000
  Accrued liabilities                   1,815,000     2,162,000
  Current portion of long-term debt     7,106,000     7,106,000
  Current portion of obligations under
   capital leases                         937,000       937,000
        Total current liabilities      11,665,000    12,677,000

Long-term debt, less current portion   18,794,000    18,394,000
Obligations under capital leases, less
 current portion                        1,548,000     1,770,000

Deferred income taxes                     394,000       394,000

                                       32,401,000    33,235,000

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 757,419 shares at
   December 31, 1998 and 757,419 shares
   at March 31, 1999.                     750,000       750,000
Additional paid-in capital              5,462,000     5,462,000
Retained earnings                      25,588,000    15,989,000
                                       21,800,000    22,201,000
Less treasury stock, at cost, 742,581
 shares at December 31, 1998 and 742,581
 shares at March 31, 1999.             13,897,000    13,897,000

           Total stockholders' equity   7,903,000     8,304,000
                                      $40,304,000   $41,539,000









            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME
[CAPTION]
           THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                      1999                   1998
[S]                                [C]                    [C]
Revenues:
  Casino                           $  8,539,000           $ 8,981,000
  Food and Beverage                   2,656,000             2,597,000
  Rooms                               3,033,000             2,852,000
  Other                                 627,000               540,000

   Gross revenues                    14,855,000            14,970,000
  Less promotional complimentaries    2,138,000             2,145,000

   Net revenues                      12,717,000            12,825,000

Operating expenses:
 Casino                               3,642,000             3,661,000
 Food and Beverage                    3,752,000             3,693,000
 Rooms                                1,421,000             1,436,000
 General & Administrative             1,063,000             1,058,000
 Entertainment                          119,000               121,000
 Advertising & Promotion                 30,000                 5,000
 Utilities & Maintenance              1,344,000             1,254,000
 Depreciation & Amortization            799,000               960,000
 Provisions for Doubtful Accts.          14,000                10,000
 Other Costs and Expenses               352,000               337,000

   Total operating expenses          12,536,000            12,535,000

   Operating income/(loss)              181,000               290,000

Other income (expense):
 Interest Income                          1,000                 1,000
 Interest Expense                      (582,000)             (556,000)

   Total other income (expense)        (581,000)             (555,000)

Income before income taxes             (400,000)             (265,000)
Income taxes                              -0-                 (90,000)

Net income/(loss)                      (400,000)             (175,000)

Earnings/(loss) per common share   $      (0.53)          $     (0.23)

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THREE MONTHS ENDED MARCH 31, 1999 AND 1998


INCREASE IN CASH AND CASH EQUIVALENTS
                                                1999         1998
[S]                                        [C]            [C]
Cash flows from operating activities:
 Cash received from customers              $ 12,696,000   $ 12,959,000
 Cash paid to suppliers and employees       (12,680,000)   (12,648,000)
 Interest received                                1,000          1,000
 Interest paid                                 (582,000)      (556,000)
 Income taxes paid                                 0          (197,000)
   Net cash provided by operating activities   (565,000)      (441,000)

Cash flows from investing activities:
 Proceeds from sale of property & equipment        0             2,000
 Purchase of property and equipment             (38,000)       (63,000)
   Net cash used in investing activities        (38,000)       (61,000)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder      425,000        500,000
 Principal payments on capital lease           (222,000)      (194,000)
 Principal payments on long-term debt           (25,000)       (40,000)
   Net cash used in financing activities        178,000        266,000

Net increase (decrease) in cash and
  cash equivalents                             (425,000)      (236,000)
Cash and cash equivalents
  at 12/31/98 & 12/31/97                      3,228,000      3,135,000

Cash and cash equivalents,
  at 3/31/99 & 3/31/98                        2,803,000      2,899,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income(loss) for period ended
  3/31/99 and 3/31/98                      $   (400,000)  $   (175,000)

 Adjustments to reconcile net income to
  Net cash provided by operating activities:
  Depreciation and amortization                 807,000        968,000
  Gain on sale of assets                         10,000         (2,000)
(Increase) decrease in assets:
   Accounts receivable                           50,000        343,000
   Inventories                                 (113,000)      (141,000)
   Prepaid expenses                             (65,000)      (199,000)
   Other assets                                 159,000        142,000
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses     (1,013,000)    (1,090,000)
   Deferred Income Tax                             0          (287,000)
     Total adjustments                         (165,000)      (266,000)

Net cash provided (used) by operating
 activities                                $   (565,000)  $   (441,000)


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

     In 1994, the Company organized Union Plaza Experience, Inc. as a wholly owned subsidiary to participate with other downtown Las Vegas casino enterprises and the City of Las Vegas Redevelopment Agency, in a redevelopment project known as the Fremont Street Experience. Investment at December 31, 1998 was zero as the Company withdrew from the Fremont Street Experience and has been released of all liability. The Company has no other materially important subsidiaries or operations.

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

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:
                                         March 31,  December 31,
                                           1999        1998

               Casino                  $  239,000  $  516,000
               Hotel                      280,000     225,000
               Other                      255,000      83,000
                                          774,000     824,000
               Less allowance for
                  doubtful accounts        25,000      15,000
                                       $  749,000  $  809,000
NOTE 3 - OTHER ASSETS

     Other assets consist of the following:
                                         March 31,  December 31,
                                           1999        1998
 Expansion of gaming rights, less
   accumulated amortization of
   $719,000 and $709,000               $   91,000  $  101,000
 Net investment in direct financing
   lease, net of current portion (Note 7)  82,000      94,000
 Leasehold costs, less accumulated
   amortization of $408,000 and
   $404,000                                31,000      35,000
 Deposits and other                       583,000     724,000
                                       $  787,000  $  954,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                            March 31, December 31,
                                              1999        1998
       Salaries and Wages                 $  756,000   $1,267,000
       Union back wages                       40,000       40,000
       Taxes, other than tax on income       356,000      343,000
       Other                                 663,000      512,000
                                          $1,815,000   $2,162,000

NOTE 5 - INCOME TAXES

     The Internal Revenue Service has examined the Company's
Federal income tax returns through 1991. Management is of the opinion that all taxes have been paid or provided for through March 31, 1999.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:
                                            March 31, December 31,
                                              1999        1998
Note Payable to Exber, Inc. at the Prime
Interest Rate payable in monthly
installments of $158,265 including
principal and interest, until July 6,
2004 at which time the balance is due.
The note is secured by a first deed of
trust in land and building (See Note 9).  25,900,000   25,500,000

Less current portion                       7,106,000    7,106,000
                                         $18,794,000  $18,394,000

    Principal payments on long-term debt during the succeeding five years are as follows:

            1999 (Remaining nine months)   7,106,000
            2000                             491,000
            2001                             530,000
            2002                             573,000
            2003                             619,000
            Thereafter                    16,581,000
                                         $25,900,000

    Maturities were calculated based upon interest rates in effect at March 31, 1999.

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

                                          March 31,    December 31,
                                            1999          1998
    Land and Buildings                  $ 9,242,000    $9,242,000
    Less accumulated amortization         8,837,000     8,793,000
                                        $   405,000    $  449,000


     The following is a schedule of future minimum lease payments as of March 31, 1999.

     1999 (Remaining nine months)       $   938,000
     2000                                 1,250,000
     2001                                   729,000
     Total minimum lease payments         2,917,000
     Less amount representing interest      432,000
     Present value of net minimum
       lease pmts under capital leases    2,485,000
     Less current portion                   937,000
     Long-term obligations under
     capital leases                     $ 1,548,000


SUBLEASES

   The bus depot property under a capital lease is sublet as follows:


                                          March 31,    December 31,
                                            1999           1998
     Minimum future rents receivable    $   154,000      $ 170,000
     Less amount representing interest       23,000         27,000
     Minimum future rents receivable        131,000        143,000
     Less current portion (included in
        accounts receivable)                 49,000         49,000
          Net investment in direct
            financing lease (See Note 3)$    82,000      $  94,000

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 8 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. During the first three months of 1999, there were no bonus contributions as compared to the same period last year when $32,000 was contributed.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. During 1999 there have been no there have been no profit sharing plan contributions and it is anticipated that there will be none. Last year, there was $25,000 which was accrued in the first three months but was never contributed.

NOTE 9 - RELATED PARTIES

     On December 18, 1991, Exber, Inc., a 46.08% stockholder as of March 31, 1999, loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February
1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. The majority of the proceeds of the note were used to retire the outstanding debt to Bank of America. At varying intervals during 1997, the Company borrowed an additional $1,483,000 from Exber, Inc. to supplement cash flows to meet normal operating requirements and during 1998 did the same, increasing the note to $25,500,000. During the first quarter of 1999, the Company borrowed an additional $400,000 from Exber, Inc. to supplement its cash flows. The outstanding balance of the note at March 31, 1999 was $25,900,000.

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

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

     The Company had total cash assets of $2,803,000
(7.0% of total assets) at March 31, 1999 and $3,228,000
(7.8% of total assets) at December 31, 1998. The ratio of current assets to current liabilities was .4 to 1 at March 31, 1999 and .4 to 1 at December 31, 1998.

     Long-term debt obligations, including current maturities were $25,900,000 at March 31, 1999 and $25,500,000 at December 31, 1998.
The Company borrowed an additional $400,000 during the first quarter in order to meet normal operating demands. The funds were borrowed from Exber, Inc., the Company's majority shareholder. Exber, Inc. continues to provide the Company with operating cash as needed to meet normal obligations. Due to the additional borrowing over the past several years it is apparent that the Company will not be able to meet its current obligations to Exber, Inc. this year. Therefore, the Company plans to renegotiate the terms of the note before the end of 1999. Due to the relationship the Company has with Exber, Inc. it does not expect to have any difficulties in negotiating new terms to the loan agreement with them.

     As of March 31, 1999, outstanding receivables were $749,000 compared to $809,000 at December 31, 1998. The decline in receivables is attributed to lower casino receivables at the end of the first quarter compared to traditionally high credit levels associated with the year-end holiday. Inventories of food, beverage and shop items rose $113,000 from $283,000 to $396,000 which compares to inventories on hand during the same period last year. Accounts payable declined by $665,000 during the quarter from $2,472,000 to $1,807,000. The decline in payables is attributed to timing differences in billing cycles and reporting periods. Compared to the first quarter of 1998, accounts payable liabilities were down $200,000 as trade payables decreased $350,000 and other accounts payable increased $150,000. Total accrued liabilities and accrued expenses increased $100,000 as the Company is anticipating higher group insurance claims over the next couple of months.

RESULTS OF OPERATIONS

The first quarter of 1999 proved to be another difficult period for the Company as net revenues declined 2.6% or $347,000 compared to the same period one year ago. The first quarter decline is attributed to a $442,000 decline in gaming revenues. Table game win fell
$294,000 despite an increase of $1.0 million in table drop as the win percentage fell three percent from 15.1% a year ago to 12.1% in the most recent quarter. More significantly, slot machine handle fell $3.8 million or 9.0% in the quarter and the win to handle percentage fell
 .2% from 4.9% to 4.7%.

Despite the overall decline in gaming revenues there were some positive results reported in the quarter. Room revenues rose $181,000 or 6.4% on higher room occupancy levels and a higher average room rate and the race and sports book reported a $70,000 increase in revenue despite a 6.7% decline in handle. Food and beverage revenues rose $59,000 while serving the same number of guests in the quarter reflecting higher menu prices in the Company's Diner restaurant.

Total operating expenses remained unchanged from a year ago despite a $90,000 increase in maintenance expense for property wide refurbishments. Food and beverage expenses rose $59,000 due to higher cost of sales expense in each area. The higher food and beverage costs are the result of the aggressive pricing strategy the Company used for promotional offerings. These higher expenses were offset by lower depreciation and amortization expense of $161,000.

Looking forward, the Company is more optimistic about the prospects of its gaming business. The Company has recently embarked on an aggressive strategy to modernize the gaming equipment on the property and to revitalize the casino area. The Company is working on several projects that are aimed at increasing efficiencies and improving service in the casino. Many of the improvements are scheduled to be completed in the next two quarters and the results of the campaign should be reflected in the results reported throughout the remainder of the year.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



     Overall, the Company reported operating income of $181,000 in quarter versus $290,000 reported in the first quarter of 1998. Interest expense rose $26,000 to $582,000 compared to last year causing the Company's net loss to expand to $400,000 compared to $175,000 reported a year ago. On a per share basis, the loss was $.53 in 1999 versus a loss of $.23 in 1998.


PRIVATE SECURITIES LITIGATION REFORM ACT

The Pricate Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this 10-Q and other materials filed by the Company with the Securities and Exchange Commission contains statements that are forward-looking, such as statements relating to plans for capital spending, financing sources, and effects of regulation and competition. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

YEAR 2000 ISSUES

The Company is currently in the testing phase of its computer systems to be certain that these systems will be functional at the turn of the century. Additionally, the Company is preparing to draft letters to the key vendors to gain assurances that their systems will function properly and not cause any disruptions in its operations. The Company is confident that its primary computer system will not be affected by the year 2000 date issue.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: May 13, 1999                   /S/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President




Date: May 13, 1999                   /S/ LARRY DOLESH
                                 LARRY DOLESH,  Vice President
                                    of Finance




Date: May 13, 1999                   /S/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer



16