Form 10-Q
period 1999-06-30
UNION PLAZA HOTEL & CASINO INC
filed 1999-08-16
CIK 87918

UNION PLAZA HOTEL AND CASINO, INC.
                          1 Main Street
                       Las Vegas, NV 89101

August 13, 1999

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


          For the quarterly period ended June 30, 1999


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

                                        Outstanding at
       Class of Common Stock            June 30, 1999
          $.50 par value                757,419 shares

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

Las Vegas, Nevada
August 13, 1999

                 PART 1. - Financial Information

Item 1.    Financial Statements








               UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                      JUNE 30, 1999 AND DECEMBER 31, 1998

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
[CAPTION]
               JUNE 30, 1999 AND DECEMBER 31, 1998

                            ASSETS

                                    JUNE 30,    DECEMBER 31,
                                      1999           1998
[S]                             [C]             [C]
Current Assets:
 Cash                           $  2,542,000    $  3,228,000
 Accounts receivable                 817,000         809,000
 Inventories of food, beverage
   and supplies                      369,000         283,000
 Prepaid expense                   1,010,000         999,000

Total current assets               4,738,000       5,319,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        56,968,000      56,854,000
 Leasehold improvements            3,514,000       3,514,000
 Furniture and equipment          36,263,000      33,950,000
                                 103,757,000     101,330,000

 Less accumulated depreciation
  and amortization                67,661,000      66,064,000

Net property and equipment        36,096,000      35,266,000

 Other assets                        760,000         954,000




                                $ 41,594,000    $ 41,539,000



            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                        JUNE 30,     DECEMBER 31,
                                          1999           1998
[S]                                   [C]           [C]
Current liabilites:
  Accounts payable                    $ 3,855,000   $ 2,472,000
  Accrued liabilities                   1,777,000     2,162,000
  Current portion of long-term debt     7,106,000     7,106,000
  Current portion of obligations under
   capital leases                         937,000       937,000
        Total current liabilities      13,675,000    12,677,000

Long-term debt, less current portion   19,294,000    18,394,000
Obligations under capital leases, less
 current portion                        1,318,000     1,770,000

Deferred income taxes                     394,000       394,000

                                       34,681,000    33,235,000

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 757,419 shares at
   December 31, 1998 and 757,419 shares
   at June 30, 1999.                      750,000       750,000
Additional paid-in capital              5,462,000     5,462,000
Retained earnings                      14,598,000    15,989,000
                                       20,810,000    22,201,000
Less treasury stock, at cost, 742,581
 shares at December 31, 1998 and 742,581
 shares at June 30, 1999.              13,897,000    13,897,000

           Total stockholders' equity   6,913,000     8,304,000
                                      $41,594,000   $41,539,000


            The accompanying notes are an integral
              part of these financial statements.

             UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
[CAPTION]
              SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                 Amounts in thousands except per share data

                                     SIX MONTHS ENDED     THREE MONTHS ENDED
                                         JUNE 30,              JUNE 30,
                                      1999      1998        1999       1998

[S]                                [C]        [C]        [C]        [C]
Revenues:
  Casino                           $ 17,361   $16,700    $ 8,822    $ 7,719
  Food and Beverage                   5,115     4,991      2,459      2,394
  Rooms                               5,684     5,464      2,651      2,612
  Other                               1,129     1,049        502        509

   Gross revenues                    29,289    28,204     14,434     13,234
  Less promotional complimentaries    3,840     4,045      1,702      1,900

   Net revenues                      25,449    24,159     12,732     11,334

Operating expenses:
 Casino                               7,492     7,399      3,850      3,738
 Food and Beverage                    7,594     7,333      3,842      3,640
 Rooms                                2,972     2,861      1,551      1,425
 General & Administrative             2,064     1,927      1,001        869
 Entertainment                          232       247        113        126
 Advertising & Promotion                 96       109         66        104
 Utilities & Maintenance              2,886     2,660      1,542      1,406
 Depreciation & Amortization          1,598     1,911        799        951
 Provisions for Doubtful Accts.          21        21          7         11
 Other Costs and Expenses               721       663        369        326

   Total operating expenses          25,676    25,131     13,140     12,596

   Operating income/(loss)             (227)     (972)      (408)    (1,262)

Other income (expense):
 Interest Income                          1         4          0          3
 Interest Expense                    (1,165)   (1,112)      (583)      (556)

   Total other income (expense)      (1,164)   (1,108)      (583)      (553)

Income before income taxes           (1,391)   (2,080)      (991)    (1,815)
Income taxes                              0      (213)         0       (123)

Net income/(loss)                    (1,391)   (1,867)      (991)    (1,692)

Earnings/(loss) per common share     ($1.84)   ($2.46)    ($1.31)    ($2.23)

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THREE MONTHS ENDED JUNE 30, 1999 AND 1998


INCREASE IN CASH AND CASH EQUIVALENTS
                                                1999         1998
[S]                                        [C]            [C]
Cash flows from operating activities:
 Cash received from customers              $ 25,409,000   $ 24,609,000
 Cash paid to suppliers and employees       (22,952,000)   (24,589,000)
 Interest received                                1,000          4,000
 Interest paid                               (1,165,000)    (1,112,000)
   Net cash provided by operating activities  1,293,000     (1,088,000

Cash flows from investing activities:
 Proceeds from sale of property & equipment      15,000          2,000
 Purchase of property and equipment          (2,442,000)      (203,000)
   Net cash used in investing activities     (2,427,000)      (201,000)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder      900,000        500,000
 Principal payments on capital lease           (452,000)      (394,000)
 Principal payments on long-term debt               0          (40,000)
 Purchase of Treasury Stock                         0          (25,000)
   Net cash used in financing activities        448,000         41,000

Net increase (decrease) in cash and
  cash equivalents                             (686,000)    (1,248,000)
Cash and cash equivalents
  at 12/31/98 & 12/31/97                      3,228,000      3,135,000

Cash and cash equivalents,
  at 06/30/99 & 06/30/98                      2,542,000      1,887,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income(loss) for period ended
  06/30/99 and 06/30/98                    $ (1,391,000)  $ (1,867,000)

 Adjustments to reconcile net income to
  Net cash provided by operating activities:
  Depreciation and amortization               1,616,000      1,929,000
  Gain on sale of assets                         15,000         (7,000)
(Increase) decrease in assets:
   Accounts receivable                           (8,000)       648,000
   Inventories                                  (86,000)      (146,000)
   Prepaid expenses                             (11,000)      (126,000)
   Other assets                                 160,000       (109,000)
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses        998,000     (1,197,000)
   Deferred Income Tax                             0          (213,000)
     Total adjustments                        2,684,000        779,000

Net cash provided (used) by operating
 activities                                 $ 1,293,000  $  (1,088,000)


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

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:
                                          June 30,  December 31,
                                           1999        1998

               Casino                   $ 218,000  $  516,000
               Hotel                      110,000     225,000
               Other                      519,000      83,000
                                          847,000     824,000
               Less allowance for
                  doubtful accounts        30,000      15,000
                                        $ 817,000  $  809,000
NOTE 3 - OTHER ASSETS

     Other assets consist of the following:

                                          June 30,  December 31,
                                           1999        1998
 Expansion of gaming rights, less
   accumulated amortization of
   $729,000 and $709,000               $   81,000  $  101,000
 Net investment in direct financing
   lease, net of current portion (Note 7)  70,000      94,000
 Leasehold costs, less accumulated
   amortization of $412,000 and
   $404,000                                27,000      35,000
 Deposits and other                       582,000     724,000
                                       $  760,000  $  954,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                             June 30, December 31,
                                              1999        1998
       Salaries and Wages                  $ 728,000   $1,267,000
       Union back wages                       33,000       40,000
       Taxes, other than tax on income       291,000      343,000
       Other                                 729,000      512,000
                                          $1,781,000   $2,162,000

NOTE 5 - INCOME TAXES

     The Internal Revenue Service has examined the Company's
Federal income tax returns through 1991. Management is of the opinion that all taxes have been paid or provided for through June 30, 1999.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:
                                             June 30, December 31,
                                              1999        1998
Note Payable to Exber, Inc. at the Prime
Interest Rate payable in monthly
installments of $158,265 including
principal and interest, until July 6,
2004 at which time the balance is due.
The note is secured by a first deed of
trust in land and building (See Note 9).  26,400,000   25,500,000

Less current portion                       7,106,000    7,106,000
                                         $19,294,000  $18,394,000

    Principal payments on long-term debt during the succeeding five years are as follows:

            1999 (Remaining six months)    7,106,000
            2000                             491,000
            2001                             530,000
            2002                             573,000
            2003                             619,000
            Thereafter                    17,081,000
                                         $26,400,000

    Maturities were calculated based upon interest rates in effect at June 30, 1999.

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

                                           June 30,    December 31,
                                            1999          1998
    Land and Buildings                  $ 9,242,000    $9,242,000
    Less accumulated amortization         8,881,000     8,793,000
                                        $   361,000    $  449,000


     The following is a schedule of future minimum lease payments as of June 30, 1999.

     1999 (Remaining six months)        $   625,000
     2000                                 1,250,000
     2001                                   729,000
     Total minimum lease payments         2,604,000
     Less amount representing interest      349,000
     Present value of net minimum
       lease pmts under capital leases    2,255,000
     Less current portion                   937,000
     Long-term obligations under
     capital leases                     $ 1,318,000


SUBLEASES

   The bus depot property under a capital lease is sublet as follows:


                                           June 30,    December 31,
                                            1999          1998
     Minimum future rents receivable    $   137,000    $  170,000
     Less amount representing interest       18,000        27,000
     Minimum future rents receivable        119,000       143,000
     Less current portion (included in
        accounts receivable)                 49,000        49,000
          Net investment in direct
            financing lease (See Note 3)$    70,000     $  94,000

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 8 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. During the first six months of 1999 the Company issued total bonuses of $22,000 compared to the same period last year when $32,000 were distributed.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. During 1999 there have have been no profit sharing plan contributions and it is anticipated that there will be none. Last year, there was $25,000 which was accrued in the first six months but was never contributed.

NOTE 9 - RELATED PARTIES

     On December 18, 1991, Exber, Inc., a 46.08% stockholder as of June 30, 1999, loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February
1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. The majority of the proceeds of the note were used to retire the outstanding debt to Bank of America. At varying intervals during 1997, the Company borrowed an additional $1,483,000 from Exber, Inc. to supplement cash flows to meet normal operating requirements and during 1998 did the same, increasing the note to $25,500,000. During the first six months of 1999, the Company has borrowed an additional $900,000 from Exber, Inc., to supplement its cash flows. The outstanding
Balance of the note at June 30, 1999 was $26,400,000.

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

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

     The Company had total cash assets of $2,542,000(6.1% of total assets) at June 30, 1999 and $3,228,000 (7.8% of total assets) at December 31, 1998. The ratio of current assets to current liabilities was .35 to 1 at June 30, 1999 and .4 to 1 at December 31, 1998. Cash and cash equivalents declined compared to the year-end amounts, however, the Company had $655,000 more cash than was held at the end of the second quarter of 1998. The fluctuation in cash levels is relative to the irregular nature of the gaming business along with additional borrowing and increased capital expenditures during the second quarter of 1999.

     Long-term debt obligations, including current maturities were $26,400,000 at June 30, 1999 and $25,500,000 at December 31, 1998.
Long-term debt obligations increased by $900,000 during the two quarters of 1999 in order to meet normal operating demands.
The proceeds were borrowed from Exber, Inc., the Company's majority shareholder. Exber, Inc. continues to provide the Company with operating cash as needed to meet normal obligations. Due to the additional borrowing over the past several years it is apparent that the Company will not be able to meet its current obligations to Exber, Inc. Therefore, the Company plans to renegotiate the terms of the note before the end of 1999. Due to the relationship the Company has with Exber, Inc. it does not have any difficulties in negotiating new terms to the loan agreement with them.

     As if June 30, 1999, outstanding receivables were $817,000 compared to $809,000 at December 31, 1998. Inventories of food, beverage and shop items rose $86,000 from $283,000 to $369,000 which is below the inventories held on June 30, 1998. Total accounts payable were $3,855,000 at the end of June 1999 compared to $2,472,000 at the end of June 1998. The $1.383 million increase in accounts payable is attributed to equipment purchases made during the second quarter. Total accrued liabilities declined to $1.777 million from $2.162 million at the end of 1998. Compared to June of 1998, accrued liabilities increased $141,000 due to higher group insurance claims expected in the third quarter along with increased jackpot liabilities in the card room.

RESULTS OF OPERATIONS

     The results of the second quarter of 1999 were encouraging for the Company as revenues rose 9.1% compared to the same period one year ago. Gaming revenues rose $1,103,000 in the quarter as slot win increased by $954,000 over the same period last year.
The slot department benefited from the purchase of over 500 new video and slot gaming machines during the quarter which have been received well by the Company's guests. The race and sports book also showed some improvement over last year as the hold percentage increased over last years levels. The card room reversed the first quarter revenue decline and rose $45,000 in the second quarter. Both keno and casino table games revenue declined in the second quarter due to a lower hold percentage on the table games and a decline in keno drop.

PART 1. - FINANCIAL INFORMATION
ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Food and beverage revenues rose $65,000 and room revenues rose $39,000 during the quarter as a result of higher average room, food and beverage prices. The Company implemented an overall price increase to bring its prices in line with the prices of its competitors. Additionally, the Company has recently embarked on a strategy to upgrade its hotel, casino and restaurants and feels the product and services that are offered to its guests are still a bargain. Although food covers are down and recent hotel occupancy levels have been declining, the overall impact of the pricing decision may not be known for some time. Management will continue to monitor these key operating statistics and make adjustments where it feels is needed.

Total operating expenses rose $544,000 or 4.3% during the Second quarter due to higher costs in basically all areas. One major contributor to the higher costs was the payment of back-pay to employees who are members of the Culinary Union. The back-pay was a result of the final contract negotiations with the Union. Slot related expense rose in the quarter reflecting the revenue sharing agreements with slot machine manufacturers whose games are among the most popular. Repair and maintenance also increased as part of the Company's new attention to detail at the property.

Overall, the Company reported a net operating loss of $408,000 in the quarter versus a $1,262,000 loss reported in the second quarter of 1998. Interest expense rose $27,000 to $583,000 compared to last year causing the Company's net loss to expand to $991,000 compared with a loss of $1,692,000 reported a year ago. On a per share basis, the loss was $1.31 in 1999 versus a loss of $2.23 in 1998.

Although business activity at the hotel and casino did improve during the second quarter, the Company is concerned about the prospects of its gaming business. Competition is at an all-time high as the new resorts that have been built in Las Vegas continue to affect the entire industry. Resort operators on the strip and in the outlying areas of the City are aggressively marketing their casinos to our Customer(s) with bigger and better offerings. Management believes that the recent slot purchases and building improvements are a must to ensure the property remains a viable entity. Management also understands that prompt and courteous service is a must in this industry and they are implementing steps to improve the overall level of service at this property. Management realizes that a rapid return to profitability will be difficult and will require significant capital expenditures to become competitive in this market. The improvements that have been made during the second quarter in the first step to making this property a first class operation downtown.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: August 13, 1999             /SS/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President




Date: August 13, 1999             /SS/ LARRY DOLESH
                                 LARRY DOLESH,  Vice President
                                    of Finance




Date: August 13, 1999             /SS/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer











16



[TEXT]
[ARTICLE]    5

[PERIOD-TYPE]                       3-MOS
[FISCAL-YEAR-END]                 DEC-31-1999
[PERIOD-END]                      JUN-30-1999
[CASH]                            2542000
[SECURITIES]                            0
[RECEIVABLES]                      817000
[ALLOWANCES]                            0
[INVENTORY]                        369000
[CURRENT-ASSETS]                  4738000
[PP&E]                          103757000
[DEPRECIATION]                   67661000
[TOTAL-ASSETS]                   41594000
[CURRENT-LIABILITIES]            13675000
[BONDS]                          19294000
[PREFERRED-MANDATORY]                   0
[PREFERRED]                             0
[COMMON]                           750000
[OTHER-SE]                        6913000
[TOTAL-LIABILITY-AND-EQUITY]     41594000
[SALES]                           5115000
[TOTAL-REVENUES]                 17361000
[CGS]                             2514000
[TOTAL-COSTS]                    40081000
[OTHER-EXPENSES]                  5205000
[LOSS-PROVISION]                    21000
[INTEREST-EXPENSE]                1165000
[INCOME-PRETAX]                  (1391000)
[INCOME-TAX]                            0
[INCOME-CONTINUING]              (1391000)
[DISCONTINUED]                          0
[EXTRAORDINARY]                         0
[CHANGES]                               0
[NET-INCOME]                     (1391000)
[EPS-BASIC]                    (   1.84)
[EPS-DILUTED]                    (   1.84)