Form 10-Q
period 1999-09-30
UNION PLAZA HOTEL & CASINO INC
filed 1999-11-17
CIK 87918

UNION PLAZA HOTEL AND CASINO, INC.
                          1 Main Street
                       Las Vegas, NV 89101

November 12, 1999

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


          For the quarterly period ended September 30, 1999


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

                                        Outstanding at
       Class of Common Stock          September 30, 1999
          $.50 par value                757,419 shares

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

Las Vegas, Nevada
November 12, 1999

                 PART 1. - Financial Information

Item 1.    Financial Statements








               UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                     September 30, 1999 AND DECEMBER 31, 1998

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
[CAPTION]
             September 30, 1999 AND DECEMBER 31, 1998

                          ASSETS

                                  SEPTEMBER 30,   DECEMBER 31,
                                      1999           1998
[S]                             [C]             [C]
Current Assets:
 Cash                           $  2,740,000    $  3,228,000
 Accounts receivable                 862,000         809,000
 Inventories of food, beverage
   and supplies                      364,000         283,000
 Prepaid expense                     971,000         999,000

Total current assets               4,937,000       5,319,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        56,880,000      56,854,000
 Leasehold improvements            3,530,000       3,514,000
 Furniture and equipment          36,614,000      33,950,000
                                 104,036,000     101,330,000

 Less accumulated depreciation
  and amortization                68,513,000      66,064,000

Net property and equipment        35,523,000      35,266,000

 Other assets                        734,000         954,000




                                $ 41,194,000    $ 41,539,000











            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                      SEPTEMBER 30,   DECEMBER 31,
                                          1999           1998
[S]                                   [C]           [C]
Current liabilites:
  Accounts payable                    $ 3,841,000   $ 2,472,000
  Accrued liabilities                   1,859,000     2,162,000
  Current portion of long-term debt     7,106,000     7,106,000
  Current portion of obligations under
   capital leases                         937,000       937,000
        Total current liabilities      13,743,000    12,677,000

Long-term debt, less current portion   20,794,000    18,394,000
Obligations under capital leases, less
 current portion                        1,080,000     1,770,000

Deferred income taxes                     394,000       394,000

Total Liabilities                      36,011,000    33,235,000

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 757,419 shares at
   December 31, 1998 and 757,419 shares
   at September 30, 1999.                 750,000       750,000
Additional paid-in capital              5,462,000     5,462,000
Retained earnings                      12,868,000    15,989,000
                                       19,080,000    22,201,000
Less treasury stock, at cost, 742,581
 shares at December 31, 1998 and 742,581
 shares at September 30, 1999.         13,897,000    13,897,000

           Total stockholders' equity   5,183,000     8,304,000
                                      $41,194,000   $41,539,000









            The accompanying notes are an integral
              part of these financial statements.

             UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
[CAPTION]
              NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                 Amounts in thousands except per share data

                                    NINE MONTHS ENDED    THREE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                      1999      1998        1999       1998

[S]                                [C]        [C]        [C]        [C]
Revenues:
  Casino                           $ 25,597   $24,220    $ 8,239    $ 7,520
  Food and Beverage                   7,294     7,258      2,179      2,267
  Rooms                               8,250     8,073      2,566      2,609
  Other                               1,621     1,555        492        506

   Gross revenues                    42,762    41,106     13,473     12,902
  Less promotional complimentaries    5,737     6,074      1,897      2,209

   Net revenues                      37,025    35,032     11,576     10,873

Operating expenses:
 Casino                              11,292    10,996      3,800      3,597
 Food and Beverage                   11,010    10,928      3,416      3,595
 Rooms                                4,396     4,299      1,424      1,438
 General & Administrative             2,988     2,760        924        833
 Entertainment                          356       362        124        115
 Advertising & Promotion                244       211        148        102
 Utilities & Maintenance              4,572     4,333      1,686      1,673
 Depreciation & Amortization          2,477     2,851        879        940
 Provisions for Doubtful Accts.          28        29          7          8
 Other Costs and Expenses               988       980        267        317

   Total operating expenses          38,351    37,749     12,675     12,618

   Operating income/(loss)           (1,326)   (2,717)    (1,099)    (1,745)

Other income (expense):
 Interest Income                          1         5          0          1
 Interest Expense                    (1,796)   (1,668)      (631)      (576)

   Total other income (expense)      (1,795)   (1,683)      (631)      (575)

Income before income taxes           (3,121)   (4,400)    (1,730)    (2,320)
Income taxes                              0      (213)         0          0

Net income/(loss)                    (3,121)   (4,187)    (1,730)    (2,320)

Earnings/(loss) per common share     ($4.12)   ($5.52)    ($2.28)    ($3.06)

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


INCREASE IN CASH AND CASH EQUIVALENTS
                                                1999         1998
[S]                                        [C]            [C]
Cash flows from operating activities:
 Cash received from customers              $ 37,067,000   $ 35,526,000
 Cash paid to suppliers and employees       (34,741,000)   (36,326,000)
 Interest received                                1,000          5,000
 Interest paid                               (1,796,000)    (1,688,000)
 Income taxes paid                                    0              0
   Net cash provided by operating activities    531,000     (2,483,000)

Cash flows from investing activities:
 Proceeds from sale of property & equipment      15,000          2,000
 Purchase of property and equipment          (2,744,000)      (284,000)
   Net cash used in investing activities     (2,729,000)      (282,000)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder    2,400,000      2,274,000
 Principal payments on capital lease           (690,000)      (602,000)
 Principal payments on long-term debt               0          (44,000)
 Purchase of Treasury Stock                         0          (25,000)
   Net cash used in financing activities      1,710,000      1,603,000

Net increase (decrease) in cash and
  cash equivalents                             (488,000)    (1,162,000)
Cash and cash equivalents
  at 12/31/99 & 12/31/98                      3,228,000      3,135,000

Cash and cash equivalents,
  at 09/30/99 & 09/30/98                      2,740,000      1,973,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income(loss) for period ended
  09/30/99 and 09/30/98                    $ (3,121,000)  $ (4,187,000)

 Adjustments to reconcile net income to
  Net cash provided by operating activities:
  Depreciation and amortization               2,478,000      2,891,000
  Gain on sale of assets                         23,000         (4,000)
(Increase) decrease in assets:
   Accounts receivable                          (53,000)       566,000
   Inventories                                  (81,000)      (135,000)
   Prepaid expenses                              28,000       (133,000)
   Other assets                                 190,000       (186,000)
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses      1,067,000     (1,082,000)
   Deferred Income Tax                                0       (213,000)
     Total adjustments                        3,652,000      1,704,000

Net cash provided (used) by operating
 activities                                 $   531,000  $  (2,483,000)


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

     In 1994, the Company organized Union Plaza Experience, Inc.
as a wholly owned subsidiary to participate with other downtown
Las Vegas casino enterprises and the City of Las Vegas
Redevelopment Agency, in a redevelopment project known as the Fremont Street Experience. The Company since withdrew from the Fremont Street Experience partnership and has written off its entire investment in the entity. The Company has no other materially important subsidiaries or operations.

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

Income Taxes

     The Company and its subsidiaries file a consolidated Federal Income Tax return. Deferred income taxes are provided to reflect the tax effect of timing differences between financial and tax reporting, principally related to depreciation, slot machine revenue, interest costs, accrued expenses, capitalization of leases, capitalization of property costs and write-down of facilities and other investments to estimated recoverable value. The Company accounts for the investment tax credit as a reduction of income tax expense in the year in which such credits are utilized. Carry-forwards of this credit, as well as the tax effect of net operating loss carry-forwards, are shown as a reduction to deferred income taxes.

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

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:
                                       September 30,  December 31,
                                           1999        1998

               Casino                   $ 228,000  $  516,000
               Hotel                      126,000     225,000
               Other                      523,000      83,000
                                          877,000     824,000
               Less allowance for
                  doubtful accounts        15,000      15,000
                                        $ 862,000  $  809,000
NOTE 3 - OTHER ASSETS

     Other assets consist of the following:

                                       September 30,  December 31,
                                           1999        1998
 Expansion of gaming rights, less
   accumulated amortization of
   $739,000 and $709,000               $   71,000  $  101,000
 Net investment in direct financing
   lease, net of current portion (Note 7)  57,000      94,000
 Leasehold costs, less accumulated
   amortization of $415,000 and
   $404,000                                24,000      35,000
 Deposits and other                       582,000     724,000
                                       $  734,000  $  954,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                         September 30,  December 31,
                                              1999        1998
       Salaries and Wages                  $ 788,000   $1,267,000
       Union back wages                       33,000       40,000
       Taxes, other than tax on income       232,000      343,000
       Other                                 806,000      512,000
                                          $1,859,000   $2,162,000

NOTE 5 - INCOME TAXES

     The Internal Revenue Service has examined the Company's
Federal income tax returns through 1991. Management is of the opinion that all taxes have been paid or provided for through September 30, 1999.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:
                                         September 30,  December 31,
                                              1999        1998
Note Payable to Exber, Inc. at the Prime
Interest Rate payable in monthly
installments of $158,265 including
principal and interest, until July 6,
2004 at which time the balance is due.
The note is secured by a first deed of
trust in land and building (See Note 9).  27,900,000   25,500,000

Less current portion                       7,106,000    7,106,000
                                         $20,794,000  $18,394,000

    Principal payments on long-term debt during the succeeding five years are as follows:

            1999 (Remaining three months)  7,106,000
            2000                             491,000
            2001                             530,000
            2002                             573,000
            2003                             619,000
            Thereafter                    18,581,000
                                         $27,900,000

    Maturities were calculated based upon interest rates in effect at September 30, 1999.

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

                                       September 30,    December 31,
                                            1999          1998
    Land and Buildings                  $ 9,242,000    $9,242,000
    Less accumulated amortization         8,925,000     8,793,000
                                        $   317,000    $  449,000


     The following is a schedule of future minimum lease payments as of September 30, 1999.

     1999 (Remaining three months)      $   313,000
     2000                                 1,250,000
     2001                                   729,000

     Total minimum lease payments         2,292,000
     Less amount representing interest      275,000
     Present value of net minimum
       lease pmts under capital leases    2,017,000
     Less current portion                   937,000
     Long-term obligations under
     capital leases                     $ 1,080,000


SUBLEASES

   The bus depot property under a capital lease is sublet as follows:


                                       September 30,    December 31,
                                            1999          1998
     Minimum future rents receivable    $   121,000    $  170,000
     Less amount representing interest       15,000        27,000
     Minimum future rents receivable        106,000       143,000
     Less current portion (included in
        accounts receivable)                 49,000        49,000
          Net investment in direct
            financing lease (See Note 3)$    57,000     $  94,000

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 8 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. During the first nine months of 1999 the Company issued total bonuses of $22,000 compared to the same period last year when $32,000 was contributed.

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

NOTE 9 - RELATED PARTIES

     On December 18, 1991, Exber, Inc., a 46.08% stockholder as of September 30, 1999, loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February
1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. The majority of the proceeds of the note were used to retire the outstanding debt to Bank of America. At varying intervals during 1997, the Company borrowed an additional $1,483,000 from Exber, Inc. to supplement cash flows to meet normal operating requirements and during 1998 did the same, increasing the note to $25,500,000.

     During the first nine months of 1999, the Company has borrowed an additional $2,400,000 from Exber, Inc. to provide for capital improvements, and slot machine purchases. The outstanding balances of the note at September 30, 1999 was $27,900,000.

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

PART 1. - FINANCIAL INFORMATION
           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

     The Company had total cash assets of $2,740,000(6.7% of total assets) at September 30, 1999 and $3,228,000 (7.8% of total assets) at December 31, 1998. The ratio of current assets to current liabilities was .36 to 1 at September 30, 1999 and .4 to 1 at December 31, 1998. Cash asset levels are consistent with normal operating requirements of the casino operation.

     Long-term debt obligations, including current maturities expanded to $27,900,000 compared to $25,500,000 at December 31, 1998, reflecting an increase of $2,400,000 for the first nine months the year. The proceeds of the additional borrowing was used to pay for investments in capital equipment including slot machines, interior signage, gift shop remodeling and slot booth replacements. These funds were borrowed from Exber, Inc., the Company's majority shareholder. Exber, Inc. continues to provide the Company with funding as needed to meet normal operating obligations and to fund capital improvements.

     Due to the additional borrowing over the past several years it apparent that the Company will not be able to meet its 1999 obligation to Exber, Inc. Therefore, the Company is expected to renegotiate the terms of the note during the fourth quarter to create a realistic timetable for repayment of the debt. Due to the relationship the Company has with Exber, Inc. it does not expect to have any difficulties in negotiating new terms to the loan agreement with them.

     As if September 30, 1999, outstanding receivables were $862,000 compared to $809,000 at December 31, 1998. Inventories of food, beverage and shop items were $364,000 at the end of the third quarter compared to $369,000 at the end of the second quarter. Total accounts payable were $3,841,000 compared to $3,855,000 at the end of June 1999. Total accrued liabilities rose $82,000 in the period compared to those reported in the second quarter. The increase in liabilities is the result of seasonal fluctuations in the book related to unpaid tickets and future wagers, which rose a combined $101,000.


RESULTS OF OPERATIONS

     Third quarter revenues rose $703,000 or 5.4% compared to the results reported in the same period a year ago. Gaming revenues rose $716,000 or 9.5%, while room, food, and beverage revenues fell a combined $131,000 or 2.7%. The decline in room, food and beverage was directly offset by a $132,000 or 6.5% reduction in complimentary expenses. Other income, which includes rentals, commissions, arcade games, and telephone, fell $14,000 or 2.8%.

     The increase in gaming revenue during the quarter is encouraging for the Company because it is the second consecutive quarter of positive revenue growth, and year-to-date gaming revenues are up $1,377,000 or 5.7% over last year's result. The improvement in gaming revenue is largely attributed to an 8.5% increase in slot profits compared to the year ago period.

PART 1. - FINANCIAL INFORMATION
           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     Food and beverage revenues fell $88,000 (3.9%) during a period when the Company's restaurants served nearly 33,000 fewer guests. fewer guest complimentaries combined with lower in-house room guests contributed to the decline. The Company implemented an overall price increase in both the food and beverage departments to bring its menu and drink prices in line with those of the nearby competitors. Despite the significantly lower restaurant covers, the overall impact of the pricing decision may not be known for some time. Management will continue to monitor these key operating statistics and make adjustments where necessary.

     As mentioned in the second quarter report, the Company has recently embarked on a strategy to upgrade its hotel, casino and restaurants by way of clean-up and capital investment in new gaming machines. During the past six months, the Company has replaced a significant percentage of the slot machines that were on the casino floor at the end of 1998 in an attempt to revitalize the gaming floor.

     While upgrading the casino floor, the Company has purchased and leased hundreds of new slot machines and other video gaming machines and has added two change booths to the casino floor.
The Company has also placed a number of "participating" games on the casino floor during this time. Increasingly, slot machine manufacturers are making their "theme" machines available to the casinos by way of participation. These manufacturers share in the profits of their games by a percentage of handle or by a percentage of the win. Third quarter participation fees were $532,000 compared to $253,000 in the third quarter of 1998. The participation games are typically well designed and are delivered with impressive signage. The Company does not pay for purchase of the machines or their signage and can request removal of these games at any given time.

     The Company has also signed an agreement recently to install a slot player tracking and accounting system at its casino. This addition will allow the Company to accurately track the play of its customers more effectively and to market to them accordingly. This system should be fully implemented in the first quarter of 2000. The cost of this system is estimated to be nearly $1,600,000 and will be financed by Exber, Inc., the Company's primary shareholder.


     Total operating expenses rose $57,000 or 0.5% during the third quarter when compared to the same period a year ago.
Expenses were mostly lower for the quarter with the exception of casino related costs and general and administrative expenses. Casino costs rose $203,000 (5.6%) due primarily to the higher slot participation fees while higher group insurance liabilities increased general and administrative costs significantly compared to last year.

     Overall, the Company reported a net operating loss of $1,099,000 in the quarter versus a loss of $1,745,000 reported in the third quarter of 1998. Interest expense rose $55,000 to $631,000 causing the Company's net loss to expand to $1,730,000 compared with a loss of $2,320,000 reported a year ago. On a per share basis, the loss was $2.28 in 1999 versus a loss of $3.06 in 1998.

PART 1. - FINANCIAL INFORMATION
           ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

     While the operating loss has been reduced each of the past two quarters, the Company remains concerned about the prospects of its gaming business. Competition for customers is at an all time high as the new resorts that have built in Las Vegas continue to affect the entire industry. Resort operators on the strip and in the outlying areas of the City are aggressively marketing their casinos to our customer(s) with bigger and better offerings. Management believes that the recent slot purchases and building improvements are a must to ensure the property remains a viable entity. Management also understands that prompt and courteous service is a must in this industry and they are implementing steps to improve the overall level of service at this property. Management realizes that a rapid return to profitability will be difficult and will require significant capital expenditures to become competitive in this market. The improvements that have been made during the past two quarters are the first step to remaking the property a first class operation downtown.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: November 12, 1999                   /SS/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President




Date: November 12, 1999                   /SS/ LARRY DOLESH
                                 LARRY DOLESH,  Vice President
                                    of Finance




Date: November 12, 1999                   /SS/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer