Form 10-Q
period 2000-03-31
UNION PLAZA HOTEL & CASINO INC
filed 2000-05-15
CIK 87918

FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 2000


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

                                        Outstanding at
       Class of Common Stock            March 31, 2000
          $.50 par value                757,419 shares

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



/s/ ALAN J. WOODY

Alan J. Woody, Chief Financial Officer

Las Vegas, Nevada
May 11, 2000

                 PART 1. - Financial Information

Item 1.    Financial Statements








               UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                      MARCH 31, 2000 AND DECEMBER 31, 1999

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
[CAPTION]
               MARCH 31, 2000 AND DECEMBER 31, 1999

                            ASSETS

                                   MARCH 31,    DECEMBER 31,
                                      2000            1999
[S]                             [C]             [C]
Current Assets:
 Cash                           $  4,757,000    $  3,250,000
 Accounts receivable                 425,000         519,000
 Inventories of food, beverage
   and supplies                      411,000         348,000
 Prepaid expense                   1,008,000         810,000

Total current assets               6,601,000       4,927,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        56,923,000      56,887,000
 Leasehold improvements            3,530,000       3,530,000
 Furniture and equipment          39,967,000      39,607,000
                                 107,432,000     107,036,000

 Less accumulated depreciation
  and amortization                70,523,000      69,526,000

Net property and equipment        36,909,000      37,510,000

 Other assets                        735,000         841,000




                                $ 44,245,000    $ 43,278,000











            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                        MARCH 31,    DECEMBER 31,
                                          2000           1999
[S]                                   [C]           [C]
Current liabilities:
  Accounts payable                    $ 2,848,000   $ 3,709,000
  Accrued liabilities                   2,378,000     1,839,000
  Current portion of long-term debt     1,076,000     1,368,000
  Current portion of obligations under
   capital leases                       1,338,000     1,338,000
        Total current liabilities       7,640,000     8,254,000

Long-term debt, less current portion   29,754,000    28,754,000
Obligations under capital leases, less
 current portion                          815,000     1,133,000

Deferred income taxes                           0             0

                                       38,209,000    38,141,000

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 757,419 shares at
   December 31, 1999 and 757,419 shares
   at March 31, 2000.                     750,000       750,000
Additional paid-in capital              5,462,000     5,462,000
Retained earnings                      13,721,000    12,822,000
                                       19,933,000    19,034,000
Less treasury stock, at cost, 742,581
 shares at December 31, 1999 and
 742,581 shares at March 31, 2000.     13,897,000    13,897,000

           Total stockholders' equity   6,036,000     5,137,000
                                      $44,245,000   $43,278,000









            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME
[CAPTION]
           THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                      2000                   1999
[S]                                [C]                    [C]
Revenues:
  Casino                           $ 10,073,000           $ 8,539,000
  Food and Beverage                   2,730,000             2,656,000
  Rooms                               2,869,000             3,033,000
  Other                                 553,000               627,000

   Gross revenues                    16,225,000            14,855,000
  Less promotional complimentaries    1,913,000             2,138,000

   Net revenues                      14,312,000            12,717,000

Operating expenses:
 Casino                               3,690,000             3,642,000
 Food and Beverage                    3,538,000             3,752,000
 Rooms                                1,477,000             1,421,000
 General & Administrative               981,000             1,063,000
 Entertainment                          116,000               119,000
 Advertising & Promotion                141,000                30,000
 Utilities & Maintenance              1,404,000             1,344,000
 Depreciation & Amortization            997,000               799,000
 Provisions for Doubtful Accts.           8,000                14,000
 Other Costs and Expenses               356,000               352,000

   Total operating expenses          12,708,000            12,536,000

   Operating income/(loss)            1,604,000               181,000

Other income (expense):
 Interest Income                          1,000                 1,000
 Interest Expense                      (706,000)             (582,000)

   Total other income (expense)        (705,000)             (581,000)

Income before income taxes              899,000              (400,000)
Income taxes                                  0                     0

Net income/(loss)                       899,000              (400,000)

Earnings/(loss) per common share   $       1.19           $     (0.53)

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THREE MONTHS ENDED MARCH 31, 2000 AND 1999


INCREASE IN CASH AND CASH EQUIVALENTS
                                                2000         1999
[S]                                        [C]            [C]
Cash flows from operating activities:
 Cash received from customers              $ 14,934,000   $ 12,969,000
 Cash paid to suppliers and employees       (12,727,000)   (12,680,000)
 Interest received                                1,000          1,000
 Interest paid                                 (706,000)      (582,000)
 Income taxes paid                                    0              0
   Net cash provided by operating activities  1,502,000       (565,000)

Cash flows from investing activities:
 Proceeds from sale of property & equipment      10,000              0
 Purchase of property and equipment            (395,000)      ( 38,000)
   Net cash used in investing activities       (385,000)      ( 38,000)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder    1,000,000        425,000
 Principal payments on capital lease           (318,000)      (222,000)
 Principal payments on long-term debt          (292,000)       (25,000)
   Net cash provided (used) in financing
     activities                                 390,000        178,000

Net increase (decrease) in cash and
  cash equivalents                            1,507,000       (425,000)
Cash and cash equivalents
  at 12/31/99 & 12/31/98                      3,250,000      3,228,000

Cash and cash equivalents,
  at 3/31/00 & 3/31/99                        4,757,000      2,803,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income(loss) for period ended
  3/31/00 and 3/31/99                      $    899,000   $   (400,000)

 Adjustments to reconcile net income to
  Net cash provided by operating activities:
  Depreciation and amortization               1,007,000        807,000
  Gain on sale of assets                        (10,000)        10,000
(Increase) decrease in assets:
   Accounts receivable                         (102,000)        50,000
   Inventories                                   63,000       (113,000)
   Prepaid expenses                             198,000        (65,000)
   Other assets                                (106,000)       159,000
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses       (447,000)    (1,013,000)
   Deferred Income Tax                                0              0
     Total adjustments                          603,000       (165,000)

Net cash provided (used) by operating
 activities                                $  1,502,000   $   (565,000)


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

     In 1994, the Company organized Union Plaza Experience, Inc. as a wholly owned subsidiary to participate with other downtown Las Vegas casino enterprises and the City of Las Vegas Redevelopment Agency, in a redevelopment project known as the Fremont Street Experience. Investment at December 31, 1999 was zero as the Company withdrew from the Fremont Street Experience and has been released from all liability. The Company has no other materially important subsidiaries or operations.

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

NOTE 2 - ACCOUNTS RECEIVABLE

     Accounts receivable consists of the following:
                                         March 31,  December 31,
                                           2000        1999

               Casino                  $  168,000  $  384,000
               Hotel                      109,000     120,000
               Other                      162,000      99,000
                                          439,000     603,000
               Less allowance for
                  doubtful accounts        14,000      84,000
                                       $  425,000  $  519,000
NOTE 3 - OTHER ASSETS

     Other assets consist of the following:
                                         March 31,  December 31,
                                           2000        1999
 Expansion of gaming rights, less
   accumulated amortization of
   $759,000 and $749,000               $   51,000  $   61,000
 Net investment in direct financing
   lease, net of current portion (Note 7)  31,000      37,000
 Leasehold costs, less accumulated
   amortization of $423,000 and
   $419,000                                16,000      20,000
 Deposits and other                       637,000     723,000
                                       $  735,000  $  841,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          (CONTINUED)

NOTE 4 - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                            March 31, December 31,
                                              2000        1999
       Salaries and Wages                 $  857,000   $1,267,000
       Union back wages                       33,000       40,000
       Taxes, other than tax on income       397,000      343,000
       Other                               1,091,000      512,000
                                          $2,378,000   $2,162,000

NOTE 5 - INCOME TAXES

     The Internal Revenue Service has examined the Company's
Federal income tax returns through 1991. Management is of the opinion that all taxes have been paid or provided for through March 31, 2000.

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:
                                            March 31, December 31,
                                              2000        1999
Related party note, payable in monthly
installments of interest only at prime
rate not to exceed 12%, until January 1,
2005, at which time the entire balance
plus accrued interest is due.  The note
is secured by a First Deed of Trust on
land and buildings.  The effective rate
of interest at March 31, 2000 is 9.0%.    29,400,000   28,400,000


Contract payable, secured by slot machines
and related equipment, payable in monthly
installments of 25% of net win with no
stated interest for the first twelve months,
after which an interest rate of 3% over
prime applies to the remaining balance. Any
remaining balance plus accrued interest is
due on April 1, 2001.                        115,000      146,000

       UNION PLAZA HOTEL AND CASINO INC., AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG TERM DEBT (CONTINUED)

                                            March 31, December 31,
                                              2000        1999
Contract payable, secured by slot machines
and related equipment, payable in monthly
installments of 25% of net win with no
stated interest for the first twelve months,
after which an interest rate of 3% over
prime applies to the remaining balance. Any
remaining balance plus accrued interest is
due on May 1, 2001.                          926,000    1,037,000

Contract payable, secured by slot machines
and related equipment, payable in monthly
installments of 25% of net win with no
stated interest for the first twelve months,
after which an interest rate of 3% over
prime applies to the remaining balance. Any
remaining balance plus accrued interest is
due on April 1, 2001.                              0       28,000

Contract payable, secured by slot machines
and related equipment, payable in monthly
installments of 25% of net win with no
stated interest for the first twelve months,
after which an interest rate of 3% over
prime applies to the remaining balance. Any
remaining balance plus accrued interest is
due on September 1, 2001.                       45,000     72,000

Contract payable, secured by slot machines
and related equipment, payable in monthly
installments of 25% of net win with no
stated interest.  Any remaining balance plus
accrued interest is due on July 1, 2001.       153,000    178,000

Contract payable, secured by slot machines
and related equipment, payable in monthly
installments of 25% of net win with no
stated interest for the first twelve months,
after which an interest rate of 3% over
prime applies to the remaining balance. Any
remaining balance plus accrued interest is
due on December 1, 2001.                        28,000          0

       UNION PLAZA HOTEL AND CASINO INC., AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG TERM DEBT (CONTINUED)


                                            March 31,  December 31,
                                               2000        1999
Contract Payable, secured by slot machines
And related equipment, payable in monthly
Installments of $32,707 until August 31,
2000, with no stated interest.                163,000     261,000
                                           30,830,000  30,122,000
Less current portion                        1,076,000   1,368,000
                                          $29,754,000 $28,754,000

On January 21, 2000 the related party note was refinanced under the terms disclosed above.

Principal payments on long-term debt during the succeeding five years are as follows:
         Remaining nine months            $ 1,076,000 $ 1,368,000
         2001                                 354,000     354,000
         2002 to 2004                               0           0
         Thereafter                        29,400,000  28,400,000
                                          $30,830,000 $30,122,000

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

   UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
   UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LEASES (CONTINUED)

                                          March 31,    December 31,
                                            2000          1999
    Land and Buildings                  $ 9,242,000    $9,242,000
    Equipment                               906,000       906,000
                                         10,148,000    10,148,000
    Less accumulated amortization
     Land and buildings                   8,883,000     8,969,000
     Equipment                              161,000       116,000
                                        $ 1,104,000   $ 1,063,000

     The following is a schedule of future minimum lease payments as of March 31, 2000.

     2000 (Remaining nine months)       $ 1,178,000
     2001                                 1,051,000
     Thereafter                             149,000
     Total minimum lease payments         2,378,000
     Less amount representing interest      225,000
     Present value of net minimum
       lease pmts under capital leases    2,153,000
     Less current portion                 1,338,000
     Long-term obligations under
     capital leases                     $   815,000


SUBLEASES

   The bus depot property under a capital lease is sublet as follows:


                                          March 31,    December 31,
                                            2000           1999
     Minimum future rents receivable    $    87,000      $ 104,000
     Less amount representing interest        8,000         11,000
     Minimum future rents receivable         79,000         93,000
     Less current portion (included in
        accounts receivable)                 49,000         56,000
          Net investment in direct
            financing lease (See Note 3)$    30,000      $  37,000

        UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
        UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. During the first quarter of 2000, the Company contributed
$159,000 to this plan compared to a year ago when $22,000 was contributed.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. There have been no profit sharing plan contributions in the past eight quarters and it is anticipated that there will be none during the remainder of 2000.

NOTE 9 - RELATED PARTIES

     On December 18, 1991, Exber, Inc., a 45.21% stockholder as of September 30, 1997, loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February 1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. At varying intervals during 1997, 1998 and 1999 the Company has borrowed additional funds to supplement cash flows and to meet normal operating requirements. At the end of 1999, the Company owed Exber, Inc. $28,400,000.

     During the first three months of 2000, the Company borrowed an additional $1,000,000 to provide funds for capital improvements. The outstanding balance of the note at March 31, 2000 was $29,400,000.

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

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

The Company had cash assets of $4,757,000 (10.8% of total assets) at March 31, 2000 and $3,250,000 (7.5% of total assets) at December 31, 1999. The ratio of current assets to current liabilities was .9 to 1 at March 31, 2000 and .6 to 1 at December 31, 1999.

Long-term debt obligations, including current maturities were $30,830,000 at March 31, 2000 compared to $30,122,000 at December 31, 1999. The $708,000 increase in long-term debt obligations is due to additional borrowing of $1,000,000 from the Company's primary shareholder and payments made on existing slot contracts. The loan from Exber, Inc. occurred early in the quarter and was needed to fund on-going capital projects at the Company's hotel and casino.

At March 31, 2000, outstanding receivables were $425,000 compared to $519,000 at December 31, 1999. The decline in receivables is attributed to lower casino receivables at the end of the first quarter compared to traditionally high credit levels associated with the year-end holidays. Inventories of food, beverage and shop items rose $63,000 from $348,000 to $411,000 which compares to inventories on hand during the same period a year ago. Accounts payable declined by $986,000 during the quarter from $3,709,000 to $2,723,000. The decline in payables is due to timing differences in billing cycles and reporting periods. Payables are significantly higher this year compared to last year's comparable period due to the inclusion of a $1,400,000 software purchase that was transacted at the end of 1999 and remains unpaid. Accrued liabilities and expenses increased nearly 30% to $2,378,000 primarily the result of a reclassification of the Company's outstanding gaming chip liability.

RESULTS OF OPERATIONS

The first quarter of the new millennium was very positive for the Company as net revenue increased $1,595,000 or 12.5% compared to the same period a year ago. An 18.0% increase in gaming revenues and a 10.5% decline in promotional complimentaries proved to be the primary factors in the overall improvement in revenues. Food and beverage revenues also rose 2.7% but those gains were offset by a 5.4% decline in room revenue.
Other income also fell 11.8% or $74,000 due mostly to the recognition of $50,000 in earnest money in the year ago quarter.

The increase in gaming revenue in the first quarter is encouraging for the new management team at the Plaza casino. The fact that the Company reported its first profitable quarter in over three years is testimony to the benefits of the capital investment in new gaming equipment.
A significant majority of the Company's revenue is attributed to the slot and video games, therefore, management will continue to focus on this segment of its operation. The Company expects that its new player tracking system will be in full operation before the end of the second quarter. This addition will greatly improve management's ability to market its services and promotions to all of its customers. While the process of upgrading the gaming equipment is on-going, the second and equally important phase of the improvement in the slot area will focus on customer service. Various programs are currently being considered to educate employees how to enhance the gaming experience for its valued customers.

The Company is also focusing on its food and beverage operations. Recently, two new chefs have been added to the staff to improve the quality of the food at the Company's restaurants. During the first quarter, the Backstage restaurant was converted to a Chinese buffet restaurant and the Company made the decision to remodel its world famous Center Stage restaurant. Completion of the Center Stage remodel is expected to be completed in the third quarter of this year.

In conjunction with the improvements identified above, the Company is also in the process of remodeling each of its hotel guest rooms. Management understands that maintaining maximum occupancy is critical to the casino operation and therefore, the rooms must be maintained at standards equivalent of the larger strip properties. New room furniture, carpet, bathrooms, air conditioning units and keyless door locks are just some of the improvements being made in the hotel.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

While the Company is committed to increasing revenues, expense control has not been overlooked. During the first quarter, operating costs rose $172,000 or 1.3% which is due entirely to higher depreciation expense. The purchase of gaming devices and property wide upgrades over the past twelve months has resulted in depreciation costs that are $198,000 higher than last year. Payroll costs have been reduced in virtually all segments of the operation while the level of service has improved or remained the same.

Overall, the Company reported quarterly operating income of $1,604,000 compared to $181,000 a year ago. Interest expense rose $124,000 from $582,000 to $706,000 reflecting a higher rate of interest and larger balance on the Company's first mortgage note. Net income was $899,000 for the first quarter of 2000 compared to a loss of $400,000 in 1999. On a per share basis, the Company reports income of $1.19 in 2000 versus a loss of $0.53 in 1999.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: May 11, 2000                   /S/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President




Date: May 11, 2000                   /S/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer



Date: May 11, 2000                   /S/ ALAN J. WOODY
                                  ALAN J. WOODY, Chief Financial
                                    Officer