Form 10-Q
period 2000-06-30
UNION PLAZA HOTEL & CASINO INC
filed 2000-08-15
CIK 87918

UNION PLAZA HOTEL AND CASINO, INC.
                          1 Main Street
                       Las Vegas, NV 89101

August 14, 2000

Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached
Form 10-Q.


Sincerely,

UNION PLAZA HOTEL AND CASINO, INC.

Joe Woody, Controller


                           FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended June 30, 2000


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

                                        Outstanding at
       Class of Common Stock            June 30, 2000
          $.50 par value                757,419 shares

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



/s/ JOE WOODY

Joe Woody, Controller

Las Vegas, Nevada
August 14, 2000

                 PART 1. - Financial Information

Item 1.    Financial Statements








               UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                     JUNE 30, 2000 AND DECEMBER 31, 1999

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
[CAPTION]
               JUNE 30, 2000 AND DECEMBER 31, 1999

                            ASSETS

                                    JUNE 30,    DECEMBER 31,
                                      2000           1999
                                  (Unaudited)
[S]                             [C]             [C]
Current Assets:
 Cash                           $  3,553,000    $  3,250,000
 Accounts receivable                 581,000         519,000
 Inventories of food, beverage
   and supplies                      433,000         348,000
 Prepaid expense                     844,000         810,000

Total current assets               5,411,000       4,927,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        56,938,000      56,887,000
 Leasehold improvements            3,530,000       3,530,000
 Furniture and equipment          40,643,000      39,607,000
                                 108,123,000     107,036,000

 Less accumulated depreciation
  and amortization                71,527,000      69,526,000

Net property and equipment        36,596,000      37,510,000

 Other assets                        723,000         841,000


                                $ 42,730,000    $ 43,278,000





            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                        JUNE 30,     DECEMBER 31,
                                       2000 1999
                                      (Unaudited)
[S]                                   [C]           [C]
Current liabilites:
  Accounts payable                    $ 3,076,000   $ 3,709,000
  Accrued liabilities                   2,163,000     1,839,000
  Current portion of long-term debt       883,000     1,368,000
  Current portion of obligations under
   capital leases                       1,338,000     1,338,000
        Total current liabilities       7,460,000     8,254,000

Long-term debt, less current portion   29,419,000    28,754,000
Obligations under capital leases, less
 current portion                          486,000     1,133,000

                                       37,365,000    38,141,000

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 757,419 shares at
   December 31, 1999 and June 30, 2000.
                                          750,000       750,000
Additional paid-in capital              5,462,000     5,462,000
Retained earnings                      13,050,000    12,822,000
                                       19,262,000    19,034,000
Less treasury stock, at cost, 742,581
 shares at December 31, 1999 and June
 30, 2000.                             13,897,000    13,897,000

           Total stockholders' equity   5,365,000     5,137,000

                                      $42,730,000   $43,278,000




            The accompanying notes are an integral
              part of these financial statements.

             UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
[CAPTION]
              SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                 Amounts in thousands except per share data

                                     SIX MONTHS ENDED     THREE MONTHS ENDED
                                         JUNE 30,              JUNE 30,
                                      2000      1999        2000       1999

[S]                                [C]        [C]        [C]        [C]
Revenues:
  Casino                           $ 18,751   $17,361    $ 8,678    $ 8,822
  Food and Beverage                   5,107     5,115      2,377      2,459
  Rooms                               5,635     5,684      2,766      2,651
  Other                               1,153     1,129        610        502

   Gross revenues                    30,646    29,289     14,431     14,434
  Less promotional complimentaries    3,399     3,840      1,486      1,702

   Net revenues                      27,247    25,449     12,945     12,732

Operating expenses:
 Casino                               7,498     7,492      3,808      3,850
 Food and Beverage                    7,032     7,594      3,494      3,842
 Rooms                                2,940     2,972      1,463      1,551
 General & Administrative             1,848     2,064        867      1,001
 Entertainment                          229       232        112        113
 Advertising & Promotion                413        96        273         66
 Utilities & Maintenance              2,931     2,886      1,527      1,542
 Depreciation & Amortization          2,001     1,598      1,004        799
 Provisions for Doubtful Accts.          18        21         10          7
 Other Costs and Expenses               688       721        332        369

   Total operating expenses          25,598    25,676     12,890     13,140

   Operating income/(loss)            1,649      (227)        55       (408)

Other income (expense):
Gain on sale of assets                   24         0         14          0
Interest Income                           9         1          8          0
 Interest Expense                    (1,454)   (1,165)      (748)      (583)

   Total other income (expense)      (1,421)   (1,164)      (726)      (583)

Income before income taxes              228    (1,391)      (671)      (991)
Income taxes                              0         0          0          0

Net income/(loss)                       228    (1,391)      (671)      (991)

Earnings/(loss) per common share      $0.30    ($1.84)    ($0.89)    ($1.31)

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THREE MONTHS ENDED JUNE 30, 2000 AND 1999


INCREASE IN CASH AND CASH EQUIVALENTS
                                                2000         1999
[S]                                        [C]            [C]
Cash flows from operating activities:
 Cash received from customers              $ 27,340,000   $ 25,409,000
 Cash paid to suppliers and employees       (23,857,000)   (22,952,000)
 Interest received                                9,000          1,000
 Interest paid                               (1,659,000)    (1,165,000)
 Income taxes paid                                    0              0
  Net cash provided by operating activities   1,833,000     (1,278,000)

Cash flows from investing activities:
 Proceeds from sale of property & equipment      24,000         15,000
 Purchase of property and equipment          (1,087,000)    (2,442,000)
   Net cash used in investing activities     (1,063,000)    (2,427,000)

Cash flows from financing activities:
 Proceeds from borrowing                      1,034,000        900,000
 Principal payments on capital lease           (647,000)      (452,000)
 Principal payments on long-term debt          (854,000)             0
   Net cash provided (used) in financing
    activities                                  467,000        448,000

Net increase (decrease) in cash and
  cash equivalents                             (303,000)      (686,000)
Cash and cash equivalents
  at 12/31/99 & 12/31/98                      3,250,000      3,228,000

Cash and cash equivalents,
  at 06/30/00 & 06/30/99                      3,553,000      2,542,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income(loss) for period ended
  06/30/00 and 06/30/99                    $    228,000   $ (1,391,000)

 Adjustments to reconcile net income to
  Net cash provided by operating activities:
  Depreciation and amortization               2,000,000      1,616,000
  Gain on sale of assets                        (24,000)       (15,000)
(Increase) decrease in assets:
   Accounts receivable                          (62,000)        (8,000)
   Inventories                                  (85,000)       (86,000)
   Prepaid expenses                             (34,000)       (11,000)
   Other assets                                 117,000        160,000
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses       (307,000)      (998,000)
     Total adjustments                        1,605,000      2,654,000

Net cash provided (used) by operating
 activities                                 $ 1,833,000  $   1,293,000


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


NOTE 2 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. During the first six months of 2000, the Company contributed $159,000 to this plan compared to a year ago when $22,000 was contributed.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. There have been no profit sharing plan contributions in the past nine quarters and it is anticipated that there will be none during the remainder of 2000.


NOTE 3 - RELATED PARTIES

     On December 18, 1991, Exber, Inc., a 48.9% stockholder as of June 30, 2000, loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February
1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. The majority of the proceeds of the note were used to retire the outstanding debt to Bank of America. At varying intervals during 1997, the Company borrowed an additional $1,483,000 from Exber, Inc. to supplement cash flows to meet normal operating requirements and during 1998 did the same, increasing the note to $25,500,000. At varying intervals during 1997, 1998 and 1999 the Company has borrowed additional funds to supplement its cash flows and to meet normal operating requirements. At the end of 1999, the Company owed Exber, Inc. $28,400,000.
During the first six months of 2000, the Company borrowed an additional $1,000,000 to provide for capital improvements. The outstanding balance of the note at June 30, 2000 was $29,400,000.

     Exber, Inc. also leases to the Company land and buildings in Las Vegas, Nevada. Annual payments by the Company and its subsidiaries are approximately $1,250,000. The leases extend through 2001 with renewal options.

NOTE 4 - CONTINGENCIES

     The Company has contingent liabilities with respect to lawsuits and other matters arising in the ordinary course of business. In the opinion of management, no material liability exists with respect to these contingencies.

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5  - LONG TERM DEBT

     Long-term debt consists of the following:
                                                    June 30,    December 31,
                                                     2000          1999
                                                 [C]           [C]
     Related party note, payable in monthly
     Installments of interest only at the prime
     rate not to exceed 12%, until January 1,
     2005, at which time the entire balance plus
     accrued interest is due.  The note is
     secured by a First Deed of Trust on land
     and buildings.  The effective rate of
     interest at June 30, 2000 is 9.5%.          $ 29,400,000  $ 28,400,000

     Contract payable, secured by slot machines
     and related equipment, payable in monthly
     installments of 25% of net win with no
     stated interest for the first twelve months,
     after which an interest rate of 3% over
     prime applies to the remaining balance.
     Any remaining balance plus accrued interest
     is due on April 1, 2001.                          90,000       146,000


     Contract payable, secured by slot machines
     and related equipment, payable in monthly
     installments of 25% of net win with no
     stated interest for the first twelve months,
     after which an interest rate of 3% over
     prime applies to the remaining balance.
     Any remaining balance plus accrued interest
     is due on May 1, 2001.                           569,000     1,037,000


     Contract payable, secured by slot machines
     and related equipment, payable in monthly
     installments of 25% of net win with no
     stated interest for the first twelve months,
     after which an interest rate of 3% over
     prime applies to the remaining balance.
     Any remaining balance plus accrued interest
     is due on April 1, 2001.                               0        28,000

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5  - LONG TERM DEBT (CONTINUED)


     Contract payable, secured by slot machines
     and related equipment, payable in monthly
     installments of 25% of net win with no
     stated interest for the first twelve months,
     after which an interest rate of 3% over
     prime applies to the remaining balance.
     Any remaining balance plus accrued interest
     is due on September 1, 2001.                      23,000        72,000

     Contract payable, secured by slot machines
     and related equipment, payable in monthly
     installments of 25% of net win with no
     stated interest.  Any remaining balance
     plus accrued interest in due on July 1, 2001.    128,000       178,000

     Contract payable, secured by slot machines
     and related equipment, payable in monthly
     installments of 25% of net win with no
     stated interest for the first twelve months,
     after which an interest rate of 3% over
     prime applies to the remaining balance.
     Any remaining balance plus accrued interest
     is due on December 1, 2001.                       26,000             0

     Contract payable, secured by slot machines
     and related equipment, payable in monthly
     installments of $32,707 until August 31,
     2000, with no stated interest.                    66,000       261,000
                                                   30,302,000    30,122,000
     Less current portion                             883,000     1,368,000
                                                 $ 29,419,000  $ 28,754,000

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
      UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7  - LEASES

     The Company leases slot machine and hotel property under long-term lease agreements which are classified as capital leases. The lease with Exber, Inc. (See Note 3) covering the hotel and bus depot property expires in 2001 with renewals. The value of existing leases are as follows:

                                               June 30,     December 31,
                                                 2000         1999
                                              [C]           [C]
             Land and Buildings               $ 9,242,000   $ 9,242,000
             Equipment                            906,000       906,000
                                               10,148,000    10,148,000

             Less accumulated amortization
                      Land and Buildings        9,057,000     8,969,000
                      Equipment                   263,000       116,000
                                              $   828,000   $ 1,063,000


     The following is a schedule of future minimum lease payments as of June 30, 2000:

             2000(Remaining six months)       $   790,000
             2001                               1,059,000
             Thereafter                           139,000
             Total minimum lease payments     $ 1,988,000
             Less amount representing interest    164,000
             Present value of net minimum lease
              payments under capital leases     1,824,000
             Less current portion               1,338,000
             Long-term obligations under
             capital leases                   $   486,000

PART 1. - FINANCIAL INFORMATION
     ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

ANALYSIS OF FINANCIAL CONDITION

     The Company had cash assets of $3,553,000 (8.3% of total assets) at June 30, 2000 and $3,250,000 (7.5% of total assets) at December 31, 1999. The ratio of current assets to current liabilities was
 .7 to 1 at June 30, 2000 and .6 to 1 at December 31, 1999.

     Long-term debt obligations, including current maturities were $30,302,000 at June 30, 2000 compared to $30,122,000 at December 31,
1999. Accounts payable declined by $633,000 during the first six months from $3,709,000 to $3,076,000 due mostly to timing differences in billing cycles and reporting periods. Accrued liabilities and expenses increased $324,000 reflecting higher gaming related liabilities at the end of the period.

     The Company relies on Exber, Inc., its majority shareholder, for financing for capital improvements and for operating cash when needed. Should Exber, Inc. discontinue this financial relationship for any reason, there would be a material impact on the financial condition of the Company.


RESULTS OF OPERATIONS

     Net revenue at the Company's hotel and casino rose $213,000 during the second quarter compared to the same period in 1999. The increase in net revenues is attributed to higher average room rates, increased room occupancy levels and lower promotional complimentaries.

For the first six months of 2000, revenues increased by $1,798,000 over the comparable period in 1999. Higer gaming revenues along with lower promotional complimentaries were the primary factors in the improvement over last year's results. Operating income was $1,649,000 for the first half of 2000 compared to an operating loss of $227,000 in the year ago period.

     Despite the fact that Management continued the operating strategy that was successful in the first quarter, the second quarter proved to be a greater challenge for the Company. Revenue growth in the second quarter of this year slowed to 1.2% from the 12.5% growth experienced during the first three months of the year. Competition from other downtown casinos, local taverns and mega-resorts remains a major issue for the Company. Gaming venues outside Nevada are also becoming a greater source of concern as legalized Native American Gaming expands in California. Management believes that extraordinary customer service along with a clean gaming environment will be the key to surviving in the downtown market.

     Going forward, there are several projects planned for the Company's hotel and casino that should enhance the operation and help it to become more competitive. On June 27th, the #1 Main Club finally became a reality. The newly implemented slot tracking system has been well received by the casino guests and is expected to provide crucial data for marketing to key customers. In addition, the Company recently completed the installation of the key card system on all of its hotel rooms to modernize the security of the property. During the third quarter, the Company will complete a major renovation of its famous "Center Stage" Restaurant aimed to upgrade the property's feature attraction. Pending approval from the Nevada Gaming Commission, the Company will begin a revenue sharing arrangement with the Coast Resorts casinos in Las Vegas.

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS(CONTINUED)

ANALYSIS OF OPERATINS (CONTINUED)

This arrangement will allow Coast Resorts to operate the sports book within the Plaza Hotel and Casino. The sports book will accept larger wagers, participate in their widely recognized "Pick the Pros" football contest, and will include a complete renovation of the wagering area. Meanwhile, the renovation of the hotel guest rooms continues. Management understands that maintaining maximum occupancy is critical to the casino operation and therefore, the rooms must be maintained at standards equivalent to that of the competition.

     Overall, the Company reported a quarterly loss of $671,000 or $0.89 a share versus a loss of $991,000 or $1.31 a share one year ago. Interest expense rose $165,000 reflecting a higher rate of interest and larger balance on the Company's first mortgage note. For the first six months of the year, the Company earned $228,000 or $.30 per share compared to a loss of $1,391,000 or $1.84 per share in the year ago period.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: August 14, 2000                   /SS/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President




Date: August 14, 2000                   /SS/ JOE WOODY
                                 JOE WOODY,  Controller




Date: August 14, 2000                  /SS/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer