Form 10-Q
period 2000-09-30
UNION PLAZA HOTEL & CASINO INC
filed 2000-11-15
CIK 87918

UNION PLAZA HOTEL AND CASINO, INC.
                          1 Main Street
                       Las Vegas, NV 89101

November 14, 2000

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


          For the quarterly period ended September 30, 2000


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

                                        Outstanding at
       Class of Common Stock          September 30, 2000
          $.50 par value                757,419 shares

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

Las Vegas, Nevada
November 14, 2000

                 PART 1. - Financial Information

Item 1.    Financial Statements








               UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                     September 30, 2000 AND DECEMBER 31, 1999

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
             September 30, 2000 AND DECEMBER 31, 1999

                          ASSETS

                                  SEPTEMBER 30,   DECEMBER 31,
                                      2000           1999
                                   (Unaudited)
Current Assets:
 Cash                           $  2,769,000    $  3,250,000
 Accounts receivable                 674,000         519,000
 Inventories of food, beverage
   and supplies                      427,000         348,000
 Prepaid expense                     884,000         810,000

Total current assets               4,754,000       4,927,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        57,127,000      56,887,000
 Leasehold improvements            3,534,000       3,530,000
 Furniture and equipment          38,152,000      39,607,000
                                 105,825,000     107,036,000

 Less accumulated depreciation
  and amortization                69,328,000      69,526,000

Net property and equipment        36,497,000      37,510,000

 Other assets                        657,000         841,000




                                $ 41,908,000    $ 43,278,000











            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                      SEPTEMBER 30,   DECEMBER 31,
                                          2000           1999
                                         (Unaudited)
Current liabilities:
  Accounts payable                    $ 3,456,000   $ 3,709,000
  Accrued liabilities                   2,351,000     1,839,000
  Current portion of long-term debt       603,000     1,368,000
  Current portion of obligations under
   capital leases                       1,338,000     1,338,000
        Total current liabilities       7,748,000     8,254,000

Long-term debt, less current portion   29,900,000    28,754,000
Obligations under capital leases, less
 current portion                           53,000     1,133,000

Total Liabilities                      37,701,000    38,141,000

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 757,419 shares at
   December 31, 1999 and
   September 30, 2000.                    750,000       750,000
Additional paid-in capital              5,462,000     5,462,000
Retained earnings                      11,892,000    12,822,000
                                       18,104,000    19,034,000
Less treasury stock, at cost, 742,581
 shares at December 31, 1999 and
 September 30, 1999.                   13,897,000    13,897,000

           Total stockholders' equity   4,207,000     5,137,000
                                      $41,908,000   $43,278,000









            The accompanying notes are an integral
              part of these financial statements.







             UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
              NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                 Amounts in thousands except per share data

                                    NINE MONTHS ENDED    THREE MONTHS ENDED
                                       SEPTEMBER 30,         SEPTEMBER 30,
                                      2000      1999        2000       1999

Revenues:
  Casino                           $ 27,395   $25,597    $ 8,644    $ 8,236
  Food and Beverage                   7,397     7,294      2,290      2,179
  Rooms                               8,422     8,250      2,787      2,566
  Other                               1,680     1,621        527        492

   Gross revenues                    44,894    42,762     14,248     13,473
  Less promotional complimentaries    5,144     5,737      1,745      1,897

   Net revenues                      39,750    37,025     12,503     11,576

Operating expenses:
 Casino                              11,175    11,292      3,677      3,800
 Food and Beverage                   10,491    11,010      3,459      3,416
 Rooms                                4,442     4,396      1,502      1,424
 General & Administrative             2,676     2,988        828        924
 Entertainment                          341       356        112        124
 Advertising & Promotion                619       244        206        148
 Utilities & Maintenance              4,643     4,572      1,712      1,686
 Depreciation & Amortization          3,016     2,477      1,015        879
 Provisions for Doubtful Accts.          23        28          5          7
 Other Costs and Expenses             1,035       988        347        267

   Total operating expenses          38,461    38,351     12,863     12,675

   Operating income/(loss)            1,289    (1,326)      (360)    (1,099)

Other income (expense):
 Gain on sale of assets                  27         0          3          0
 Interest Income                         17         1          8          0
 Interest Expense                    (2,262)   (1,796)      (808)      (631)

   Total other income (expense)      (2,218)   (1,795)      (797)      (631)

Income before income taxes             (929)   (3,121)    (1,157)    (1,730)

Net income/(loss)                      (929)   (3,121)    (1,157)    (1,730)

Earnings/(loss) per common share     ($1.23)   ($4.12)    ($1.53)    ($2.28)

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


INCREASE IN CASH AND CASH EQUIVALENTS
                                                2000         1999
Cash flows from operating activities:
 Cash received from customers              $ 39,595,000   $ 37,067,000
 Cash paid to suppliers and employees       (34,951,000)   (34,741,000)
 Interest received                               17,000          1,000
 Interest paid                               (2,467,000)    (1,796,000)
 Income taxes paid                                    0              0
   Net cash provided by operating activities  2,194,000       531,000

Cash flows from investing activities:
 Proceeds from sale of property & equipment      28,000         15,000
 Purchase of property and equipment          (2,003,000)    (2,744,000)
   Net cash used in investing activities     (1,975,000)    (2,729,000)

Cash flows from financing activities:
 Proceeds from borrowing                      1,616,000      2,400,000
 Principal payments on capital lease         (1,080,000)      (690,000)
 Principal payments on long-term debt        (1,236,000)             0
   Net cash (used) in financing activities     (700,000)     1,710,000

Net increase (decrease) in cash and
  cash equivalents                             (481,000)      (488,000)
Cash and cash equivalents
  at 12/31/99 & 12/31/98                      3,250,000      3,228,000

Cash and cash equivalents,
  at 09/30/00 & 09/30/99                      2,769,000      2,740,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income(loss) for period ended
  09/30/00 and 09/30/99                    $   (929,000)  $ (3,121,000)

 Adjustments to reconcile net income to
  Net cash provided by operating activities:
  Depreciation and amortization               3,016,000      2,478,000
  Loss (Gain) on sale of assets                 (27,000)        23,000
(Increase) decrease in assets:
   Accounts receivable                         (155,000)       (53,000)
   Inventories                                  (79,000)       (81,000)
   Prepaid expenses                             (74,000)        28,000
   Other assets                                 184,000        190,000
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses        258,000      1,067,000
     Total adjustments                        3,123,000      3,652,000

Net cash provided (used) by operating
 activities                                 $ 2,194,000  $     531,000


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

NOTE 2 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. During the first nine months of 2000 the Company contributed
$159,000 to this plan compared to a year ago when $22,000 was contributed.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. There have been no profit sharing plan contributions during the past ten quarters and it is anticipated that there will be none during the remainder of 2000.

NOTE 3 - RELATED PARTIES

     On December 18, 1991, Exber, Inc., a 48.9% stockholder as of September 30, 2000, loaned the Company $1,800,000, payable interest only in monthly installments at 10% per annum, with principal due in full December 19, 1996. During February 1992 this loan was increased to $3,000,000 subject to the same terms and maturity date of the original borrowing. During February
1993 this loan was refinanced to $18,000,000, interest only at the prime rate published in the Wall Street Journal until February 14, 1999. On February 14, 1994 an additional $1,500,000 was added to this loan bringing the loan balance to $19,500,000 with the same terms and maturity date. On June 3, 1994 an additional $3,700,000 was borrowed and the balance refinanced payable in monthly installments of $158,265 including principal and interest, until July 6, 2004. The majority of the proceeds of the note were used to retire the outstanding debt to Bank of America. At varying intervals during 1997, the Company borrowed an additional $1,483,000 from Exber, Inc. to supplement cash flows to meet normal operating requirements and during 1998 did the same, increasing the note to $25,500,000. At varying intervals during 1997, 1998 and 1999 the Company has borrowed additional funds to supplement its cash flow and to meet normal operating requirements.
At the end of 1999, the Company owed Exber, Inc. $28,400,000.
During the first nine months of 2000, the Company borrowed an additional $1,500,000 to provide funds for capital improvements.
The outstanding balance of the note at September 30, 2000 was $29,900,000.

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


       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (Continued)

NOTE 5 - LONG TERM DEBT

     Long term debt consists of the following:      September 30,  December 31,
                                                       2000           1999
     Related party note, payable in monthly
Installments of interest only at prime rate
Not to exceed 12%, until January 1, 2005, at
Which time the entire balance plus accrued
Interest is due.  The note is secured by a
First Deed of Trust on land and buildings.
The effective rate of interest at September
30, 2000 is 9.5%.                                   $29,900,000  $28,400,000

Contract payable, secured by slot
machines and related equipment, payable in
monthly installments of 25% of net win with
no stated interest for the first twelve
months, after which an interest of 3% over
prime applies to the remaining balance.
Any remaining balance plus accrued interest
is due on April 1, 2001.                                 63,000      146,000

     Contract payable, secured by slot
machines and related equipment, payable in
monthly installments of 25% of net win with
no stated interest for the first twelve
months, after which an interest of 3% over
prime applies to the remaining balance.
Any remaining balance plus accrued interest
is due on May 1, 2001.                                  343,000    1,037,000

     Contract payable, secured by slot
machines and related equipment, payable in
monthly installments of 25% of net win with
no stated interest for the first twelve
months, after which an interest of 3% over
prime applies to the remaining balance.
Any remaining balance plus accrued interest
is due on April 1, 2001.                                   -          28,000

UNION PLAZA HOTEL AND CASINO, INC AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    September 30, December 31,
                                                         2000         1999


     Contract payable, secured by slot
machines and related equipment, payable in
monthly installments of 25% of net win with
no stated interest for the first twelve
months, after which an interest of 3% over
prime applies to the remaining balance.
Any remaining balance plus accrued interest
is due on September 1, 2001.                             11,000       72,000

     Contract payable, secured by slot
machines and related equipment, payable in
monthly installments of 25% of net win with
no stated interest.  Any remaining balance
plus accrued interest is due on July 1, 2001.           101,000      178,000

     Contract payable, secured by slot
machines and related equipment, payable in
monthly installments of 25% of net win with
no stated interest for the first twelve
months, after which an interest of 3% over
prime applies to the remaining balance.
Any remaining balance plus accrued interest
is due on December 1, 2001.                              16,000          -

    Contract payable, secured by slot
Machines and related equipment, payable in
Monthly installments of $32,707 until
August 31, 2000, with no stated interest                  -          261,000

     Contract payable, secured by slot
machines and related equipment, payable in
monthly installments of 25% of net win with
no stated interest for the first twelve
months, after which an interest of 3% over
prime applies to the remaining balance.
Any remaining balance plus accrued interest
is due on September 1, 2002.                             69,000          -

                                                     30,503,000   30,122,000
Less current portion                                    603,000    1,368,000
                                                    $29,900,000 $ 28,754,000

PART 1. - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ANALYSIS OF FINANCIAL CONDITION

     The Company had cash assets of $2,769,000 (6.6% of total assets) at September 30, 2000 and $3,250,000 (7.5% of total assets) at December 31, 1999. The ratio of current assets to current liabilities was .6 to 1 at September 30, 2000 and .6 to 1 at December 31, 1999.

     Long-term debt obligations, including current maturities were $30,502,000 at September 30, 2000 compared to $30,122,000 at December 31, 1999. Accounts payable declined $253,000 during the first nine months from $3,709,000 to $3,456,000 due primarily to timing differences in billing cycles and reporting periods.
Accrued liabilities and expenses increased $512,000 reflecting higher slot club liabilities, payroll and local taxes payable at the end of the period.

     The Company relies on upon Exber, Inc., its majority shareholder, for financing of capital improvements and for operating cash when needed. Should Exber, Inc. discontinue its financial relationship for any reason, there would be a material impact on the financial condition of the Company.


RESULTS OF OPERATIONS

      Net revenues at the Company's hotel and casino increased
$927,000 during the third quarter compared to the same period in 1999. The revenue growth in the third quarter is attributed to $408,000 in higher casino win, $221,000 from increased hotel income and $111,000 in additional food and beverage revenue.
Also contributing to the overall improvement in net revenues was A $152,000 decline in promotional complimentaries and a $35,000 increase in other income. These revenue gains were partially offset by an increase of $188,000 in operating costs. Higher advertising costs, increased departmental and maintenance expense, and higher depreciation costs were all factors in the overall rise in the operating costs.

     Overall, the Company reported a net operating loss of $360,000 during the quarter compared to net operating loss of $1,099,000 in the year ago quarter. The third quarter in typically a difficult operating quarter for the Company's hotel and casino due to reduced visitor counts and higher summer expenses. The increases in revenue that were recorded are the result of continued efforts by management to revitalize the Plaza Hotel and Casino through investment and marketing. The improvements that have been made and those that continue to be made are having a positive impact on the operating results. Investments in the casino, the hotel and general facilities have been costly but are necessary to market the property to travel agencies and the downtown tourist. Management continues to utilize all capital from the Company's positive cash flow to fund most of these improvements. From time to time however, it has become necessary to borrow or lease additional funds to meet the demands of the operation.

     For the nine months ended September 30, 2000, revenues increased by $2,725,000 over the same period in 1999. Higher revenues from all segments of the Company's operation, along with lower promotional complimentaries were the primary factors in the year-over-year improvement. Despite these revenue gains of nearly $3 million, operating expenses have increased just $110,000. Management continues to focus on controlling expenses while maintaining above average service and property cleanliness. Operating income for the first nine months was $1,289,000 compared to an operating loss of $1,326,000 in the year ago period.

     Overall, the Company reported a quarterly loss of $1,157,000 or $1.53 a share versus a loss of $1,730,000 or $2.28 a share one year ago. Interest expense rose $177,000 reflecting a higher rate of interest and larger balance on the Company's first mortgage note.
For the first nine months of the year, the Company suffered a loss of $929,000 or $1.23 per share compared to a loss of $3,121,000 or $4.12 per share in the year ago period. Interest through September 30, 2000 was $2,262,000 versus $1,762,000 last year due to the same factors mentioned above.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: November 14, 2000                   /SS/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President




Date: November 14, 2000                   /SS/ JOE WOODY
                                 JOE WOODY,  Controller




Date: November 14, 2000                   /SS/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer

