Form 10-Q
period 2001-03-31
UNION PLAZA HOTEL & CASINO INC
filed 2001-05-15
CIK 87918

UNION PLAZA HOTEL AND CASINO, INC.
1 Main Street
Las Vegas, NV  89101

                                          May 15, 2001
Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.

Sincerely,

UNION PLAZA HOTEL AND CASINO, INC.

/s/ ALAN J. WOODY
Alan J. Woody, Chief Financial Officer






                           FORM 10-Q

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


          For the quarterly period ended March 31, 2001


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

                                        Outstanding at
       Class of Common Stock            March 31, 2001
          $.50 par value                757,419 shares

The Securities and Exchange Commission
Washington D.C.


The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report has been omitted; however, such information reflects all adjustments (consisting entirely of normal recurring adjustments) which are, in the opinion of Management, necessary to a fair statement of the results for the interim period. In addition, certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.



/s/ ALAN J. WOODY

Alan J. Woody, Controller

Las Vegas, Nevada
May 14, 2001

                 PART 1. - Financial Information

Item 1.    Financial Statements








               UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                      MARCH 31, 2001 AND DECEMBER 31, 2000

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
               MARCH 31, 2001 AND DECEMBER 31, 2000

                            ASSETS

                                   MARCH 31,    DECEMBER 31,
                                      2001            2000
                                  (Unaudited)
Current Assets:
 Cash                           $  3,649,000    $  3,335,000
 Accounts receivable                 886,000         721,000
 Inventories of food, beverage
   and supplies                      461,000         452,000
 Prepaid expense                   1,137,000         717,000

Total current assets               6,133,000       5,225,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        57,309,000      57,242,000
 Leasehold improvements            3,544,000       3,534,000
 Furniture and equipment          38,866,000      38,712,000
                                 106,731,000     106,500,000

 Less accumulated depreciation
  and amortization                71,430,000      70,381,000

Net property and equipment        35,301,000      36,119,000

 Other assets                        586,000         625,000




                                $ 42,020,000    $ 41,969,000











            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                        MARCH 31,    DECEMBER 31,
                                          2001           2000
                                      (Unaudited)
Current liabilities:
  Accounts payable                    $ 2,852,000   $ 2,590,000
  Accrued liabilities                   2,437,000     2,516,000
  Current portion of long-term debt       296,000       680,000
  Current portion of obligations under
   capital leases                         588,000       892,000
        Total current liabilities       6,173,000     6,678,000

Long-term debt, less current portion   31,604,000    31,604,000
Obligations under capital leases, less
 current portion                           83,000       145,000

Deferred income taxes                           0             0

                                       37,860,000    38,427,000

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 757,419 shares at
   December 31, 2000 and 757,419 shares
   at March 31, 2001.                     750,000       750,000
Additional paid-in capital              5,462,000     5,462,000
Retained earnings                      11,845,000    11,227,000
                                       18,057,000    17,439,000
Less treasury stock, at cost, 742,581
 shares at December 31, 2000 and
 742,581 shares at March 31, 2001.     13,897,000    13,897,000

           Total stockholders' equity   4,160,000     3,542,000

                                      $42,020,000   $41,969,000









            The accompanying notes are an integral
              part of these financial statements.



      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME
           THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                      2001                   2000
Revenues:
  Casino                           $  9,634,000           $ 9,409,000
  Food and Beverage                   2,645,000             2,730,000
  Rooms                               2,897,000             2,869,000
  Other                                 557,000               543,000

   Gross revenues                    15,733,000            15,551,000
  Less promotional complimentaries    1,664,000             1,913,000

   Net revenues                      14,069,000            13,638,000

Operating expenses:
 Casino                               3,196,000             3,026,000
 Food and Beverage                    3,644,000             3,538,000
 Rooms                                1,526,000             1,477,000
 General & Administrative             1,012,000               981,000
 Entertainment                          156,000               116,000
 Advertising & Promotion                303,000               141,000
 Utilities & Maintenance              1,541,000             1,404,000
 Depreciation & Amortization          1,059,000               997,000
 Provisions for Doubtful Accts.           3,000                 8,000
 Other Costs and Expenses               314,000               356,000

   Total operating expenses          12,754,000            12,044,000

   Operating income/(loss)            1,315,000             1,594,000

Other income (expense):
 Interest Income                          2,000                 1,000
 Gain on sale of assets                  10,000                10,000
 Interest Expense                      (709,000)             (706,000)

   Total other income (expense)        (697,000)             (695,000)

Income before income taxes              618,000               899,000
Income taxes                                  0                     0

Net income/(loss)                       618,000               899,000

Earnings/(loss) per common share   $       0.82           $      1.19

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR THREE MONTHS ENDED MARCH 31, 2001 AND 2000

INCREASE IN CASH AND CASH EQUIVALENTS
                                                2001         2000
Cash flows from operating activities:
 Cash received from customers              $ 13,901,000   $ 14,270,000
 Cash paid to suppliers and employees       (11,899,000)   (12,063,000)
 Interest received                                2,000          1,000
 Interest paid                                 (709,000)      (706,000)
 Income taxes paid                                    0              0
   Net cash provided by operating activities  1,295,000      1,502,000

Cash flows from investing activities:
 Proceeds from sale of property & equipment      10,000         10,000
 Purchase of property and equipment            (240,000)      (395,000)
   Net cash used in investing activities       (230,000)      (385,000)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder            0      1,000,000
 Principal payments on capital lease           (366,000)      (318,000)
 Principal payments on long-term debt          (385,000)      (292,000)
   Net cash provided (used) in financing
     activities                                (751,000)       390,000

Net increase (decrease) in cash and
  cash equivalents                              314,000      1,507,000
Cash and cash equivalents
  at 12/31/00 & 12/31/99                      3,335,000      3,250,000

Cash and cash equivalents,
  at 3/31/01 & 3/31/00                        3,649,000      4,757,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income(loss) for period ended
  3/31/01 and 3/31/00                      $    618,000   $    899,000

 Adjustments to reconcile net income to
  Net cash provided by operating activities:
  Depreciation and amortization               1,059,000      1,007,000
  Gain on sale of assets                        (10,000)       (10,000)
(Increase) decrease in assets:
   Accounts receivable                         (165,000)      (102,000)
   Inventories                                 (151,000)        63,000
   Prepaid expenses                            (420,000)       198,000
   Other assets                                 181,000       (106,000)
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses        183,000       (447,000)
   Deferred Income Tax                                0              0
     Total adjustments                          677,000        603,000

Net cash provided (used) by operating
 activities                                $  1,295,000   $  1,502,000


            The accompanying notes are an integral
              part of these financial statements.



       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF THE OPERATIONS AND BASIS OF ACCOUNTING

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

NOTE 2 - EARNINGS PER COMMON SHARE

     Earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during each period.

NOTE 3 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. During the first three months of 2001, the Company authorized and distributed $121,000 to this plan compared to a year ago when
$159,000 was authorized.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. There have been no profit sharing plan contributions in the past twelve quarters and it is anticipated that there will be none during the remainder of 2001.

NOTE 4 - RELATED PARTIES

          The related party note payable of $31,604,000 is payable to Exber, Inc., a 48.91% stockholder of the Company. Interest expense on this note was $676,000 at March 31, 2001 and $632,000 at March 31, 2000. In addition, the Company has a line of credit for $1,000,000 with Exber, Inc. to be used for normal operating requirements as needed. As of March 31, 2001 and 2000 the outstanding balance was $0. The Company also pay $104,000 in monthly capital lease payments to Exber, Inc. for the hotel and bus depot property. The Company paid $313,000 during the first three months of 2001 and 2000. Interest expense on this capital lease was $17,000 and $58,000 for the first quarter of 2001 and 2000 respectively.

NOTE 5 - CONTINGENCIES

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

       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG-TERM DEBT

Long-term debt consists of the following:

                                          March 31,    December 31,
2001 2000
Related party note, as amended, payable
in monthly payments of interest only at
prime not to exceed 12%, until January
1, 2005, at which time the entire
balance plus accrued interest is due.
The note is secured by a First Deed of
Trust on land and buildings.  The
effective rate of interest at March 31,
2001 is 8.50%                            $31,604,000   $31,604,000

Contracts payable, secured by slot
machines and related equipment, payable
in monthly installments of 25% of net
win with no stated interest for the
first twelve months, after which an
interest rate of 3% over prime applies
to the remaining balance. Any remaining balance plus accrued interest is due as follows:

     April 1, 2001                            -             49,000

     May 1, 2001                              -            179,000

     December 30, 2001                        -             11,000

     July 1, 2002                             36,000        53,000

     September 8, 2002                        46,000        82,000

     December 30, 2002                       180,000       229,000

Contract payable, secured by slot
machines and related equipment, payable
in monthly installments of 25% of net
win with no stated interest.  Any
remaining balance plus accrued interest
is due on July 1, 2001.                       37,000        77,000

                                          31,903,000    32,284,000
Less current portion                     $   299,000   $   680,000
                                         $31,604,000   $31,604,000

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company's primary source of liquidity was $3,649,000 in cash and cash equivalents and a $1,000,000 letter of credit secured by the Company's majority shareholder. cash accounted for 8.7% of total assets at March 31, 2001 and 7.9% or $3,335,000 at December 31, 2000. The ratio of current assets to current liabilities was 1 to 1 at March 31, 2001 compared to .8 to 1 at December 31, 2000. The improvement in the current ratio is attributed to the normally strong first quarter compared to the end of the fourth quarter. Accounts receivables rose 22.9% or $165,000 in the first quarter due primarily to seasonal factors associated with group travel business. During the past twelve months the Company affiliated itself with several travel service providers, including some internet venues, to market its rooms to the public. As a result, there are a larger number of agencies and travel service providers with outstanding balances due to the hotel.
Prepaid expenses increased 58.6% or $420,000 reflecting increased gaming tax liabilities and timing differences in payments made in the first quarter.

Long-term debt and obligations under capital leases (including current term portions) was $32,571,000 at March 31, 2001 compared to $33,221,000 at December 31, 2000. The decrease in obligations is due to repayments of debts and leases with no additional borrowing incurred in the first quarter. Accounts payable increased 10.1% or $262,000 representing an increase in trade payables during the first quarter. The current balance of trade payables is consistent with normal levels carried throughout the year.

Operating cash flow was $1,295,000 for the first quarter of 2001 compared to $1,502,000 a year ago. The drop in cash flow is due to the increase in expenses incurred respective to the Company's business. Management expects the cash generated by operations, along with financing provided by Exber, Inc., will provide the proper liquidity to meet the future needs of the business.

The Company considers the financial stability of its majority shareholder to be a source of capital for future investment in equipment and funding for operations when needed. These factors considered, management believes that its capital resources and those available to it should be adequate to meet its anticipated requirements.

RESULTS OF OPERATIONS

Net revenues at the Company's hotel and casino increased $431,000 (3.2%) during the first quarter compared to the same period in 2000. The revenue growth in the first quarter was attributed to $225,000 in higher casino win and a $249,000 (13.0%) decline in promotional expenses during the period. Room revenues increased $28,000 (1.0%) with a 1.8% increase in room occupancy over last year. Food and beverage sales fell $85,000 (3.1%) as total food covers declined 12,000. The decline in food covers is the result of McDonalds and Subway restaurant franchises opened within the property.

Operating expenses increased $710,000 (5.9%) in the first three months of 2001 compared to the same period in 2000. Higher utility costs, increased advertising, and higher general operating expenses were all factors in the overall rise in costs.

Operating income for the Company was $1,315,000 compared to $1,594,000 a year ago reflecting a decline of $279,000 (17.4%) for the quarter. Interest expense and other non-operating items remained unchanged compared to last year despite increased debt levels. Accordingly, net income at the Company's property declined $281,000 from $899,000 to $618,000 during the quarter. On a per share basis, the Company earned $.82 per common share compared to $1.19 reported last year.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: May 14, 2001                   /S/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President




Date: May 14, 2001                   /S/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer



Date: May 14, 2001                   /S/ ALAN J. WOODY
                                  ALAN J. WOODY, Chief Financial
                                    Officer