Form 10-Q
period 2001-06-30
UNION PLAZA HOTEL & CASINO INC
filed 2001-08-15
CIK 87918

<SEQUENCE>1
<NOTIFY-INTERNET>vegaswoody@hotmail.com
<SROS>     NONE
<FILENAME>tenq.txt
<PERIOD>     06/30/2001


UNION PLAZA HOTEL AND CASINO, INC.
1 Main Street
Las Vegas, NV  89101

                                          August 14, 2001
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


          For the quarterly period ended June 30, 2001


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

                                        Outstanding at
       Class of Common Stock            June 30, 2001
          $.50 par value                757,419 shares

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

Las Vegas, Nevada
August 14, 2001

PART 1. - Financial Information

     Item 1.    Financial Statements








               UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                      June 30, 2001 AND DECEMBER 31, 2000


      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
               June 30, 2001 AND DECEMBER 31, 2000

                            ASSETS

                                   June 30,    DECEMBER 31,
                                      2001            2000
                                  (Unaudited)
Current Assets:
 Cash                           $  3,255,000    $  3,335,000
 Accounts receivable                 662,000         721,000
 Inventories of food, beverage
   and supplies                      468,000         452,000
 Prepaid expense                     956,000         717,000

Total current assets               5,341,000       5,225,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        57,299,000      57,242,000
 Leasehold improvements            3,564,000       3,534,000
 Furniture and equipment          39,377,000      38,712,000
                                 107,252,000     106,500,000

 Less accumulated depreciation
  and amortization                72,484,000      70,381,000

Net property and equipment        34,768,000      36,119,000

 Other assets                        780,000         625,000




                                $ 40,889,000    $ 41,969,000











            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                        JUNE 30,    DECEMBER 31,
                                          2001           2000
                                      (Unaudited)
Current liabilities:
  Accounts payable                    $ 2,699,000   $ 2,590,000
  Accrued liabilities                   2,575,000     2,516,000
  Short term contracts payable            112,000             0
  Current portion of long-term debt       143,000       680,000
  Current portion of obligations under
   capital leases                         283,000       892,000
        Total current liabilities       5,812,000     6,678,000

Long-term debt, less current portion   31,604,000    31,604,000
Obligations under capital leases, less
 current portion                           11,000       145,000


                                       37,427,000    38,427,000

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 757,419 shares at
   December 31, 2000 and 757,419 shares
   at June  30, 2001.                     750,000       750,000
Additional paid-in capital              5,462,000     5,462,000
Retained earnings                      11,147,000    11,227,000
                                       17,359,000    17,439,000
Less treasury stock, at cost, 742,581
 shares at December 31, 2000 and
 742,581 shares at June 30, 2001.      13,897,000    13,897,000

           Total stockholders' equity   3,462,000     3,542,000

                                      $40,889,000   $41,969,000









            The accompanying notes are an integral
              part of these financial statements.







      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME
           SIX AND THREE MONTHS ENDED June 30, 2001 AND 2000
              Amounts in thousands except per share data
                             (UNAUDITED)

                                   SIX MONTHS ENDED         THREE MONTHS ENDED
                                       JUNE 30,                  JUNE 30,
                                     2001       2000           2001     2000


Revenues:
  Casino                           $ 18,605     $18,687     $ 8,971    $8,614
  Food and Beverage                   5,177       5,107       2,532     2,377
  Rooms                               5,738       5,635       2,841     2,766
  Other                               1,098       1,153         541       610

   Gross revenues                    30,618      30,582      14,885    14,367
  Less promotional complimentaries    3,209       3,399       1,544     1,486

   Net revenues                      27,409      27,183      13,341    12,881

Operating expenses:
 Casino                               6,992       7,434       3,796     3,744
 Food and Beverage                    7,345       7,032       3,700     3,494
 Rooms                                3,110       2,940       1,585     1,463
 General & Administrative             1,865       1,848         852       867
 Entertainment                          308         228         152       112
 Advertising & Promotion                548         414         246       273
 Utilities & Maintenance              3,315       2,931       1,775     1,527
 Depreciation & Amortization          2,124       2,001       1,065     1,004
 Provisions for Doubtful Accts.           2          18          (1)       10
 Other Costs and Expenses               631         688         319       332

   Total operating expenses          26,240      25,534      13,489    12,826

   Operating income/(loss)            1,169       1,649        (148)       55

Other income (expense):
 Gain on sale of assets                  41          24          31        14
 Interest Income                          2           9           1         8
 Interest Expense                    (1,292)     (1,454)       (583)     (748)

   Total other income (expense)      (1,249)     (1,421)       (551)     (726)

Income before income taxes              (80)        228        (699)     (671)

Net income/(loss)                       (80)        228        (699)     (671)

Earnings/(loss) per common share   $ ($0.11)      $0.30      ($0.92)   ($0.89)

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                       (UNAUDITED)

INCREASE IN CASH AND CASH EQUIVALENTS
                                                2001         2000
Cash flows from operating activities:
 Cash received from customers              $ 27,466,000   $ 27,340,000
 Cash paid to suppliers and employees       (24,377,000)   (23,857,000)
 Interest received                                2,000          9,000
 Interest paid                               (1,292,000)    (1,659,000)
 Income taxes paid                                    0              0
   Net cash used operating activities         1,799,000      1,833,000

Cash flows from investing activities:
 Proceeds from sale of property & equipment      41,000         24,000
 Purchase of property and equipment            (618,000)    (1,087,000)
   Net cash used in investing activities       (577,000)    (1,063,000)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder            0      1,034,000
 Principal payments on short term contracts     (22,000)             0
 payable
 Principal payments on capital lease           (743,000)      (647,000)
 Principal payments on long-term debt          (537,000)      (854,000)
   Net cash provided used in financing
     activities                              (1,302,000)      (467,000)

Net increase (decrease) in cash and
  cash equivalents                              (80,000)       303,000
Cash and cash equivalents
  at 12/31/00 & 12/31/99                      3,335,000      3,250,000

Cash and cash equivalents,
  at 06/30/01 & 06/30/00                      3,255,000      3,553,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income(loss) for period ended
  06/30/01 and 06/30/00                    $    (80,000)  $    228,000

 Adjustments to reconcile net income to
  Net cash provided by operating activities:
  Depreciation and amortization               2,124,000      2,000,000
  Gain on sale of asset                         (41,000)       (24,000)
  Provision for doubtful accounts                 2,000              0
(Increase) decrease in assets:
   Accounts receivable                           57,000        (62,000)
   Inventories                                  (16,000)       (85,000)
   Prepaid expenses                            (239,000)       (34,000)
   Other assets                                (176,000)       117,000
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses        168,000       (307,000)
   Deferred Income Tax                                0              0
     Total adjustments                        1,879,000      1,605,000

Net cash provided (used) by operating
 activities                                $  1,799,000   $  1,833,000


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

     As of January 1, 2001, the Company adopted Emerging Issues Task
Force Issue 00-22, "Accounting for Points and Certain Other Time-Based
Or Volume-Based Sales Incentive Offers, and Offers for Free Products or
Services to be Delivered in the Future", which requires that certain incentives related to gaming play be recorded as a reduction to gross casino revenues. The Company previously recorded such incentives as an operating expense.

	Amounts in the June 30, 2000 financial statements have also been reclassified to be consistent with the presentation as of June 30, 2001.

NOTE 2 - EARNINGS PER COMMON SHARE

     Earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. The weighted average number of shares outstanding was 757,419 during the six months ended June 30, 2001 and June 30, 2000.

NOTE 3 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. During the first six months of 2001, the Company authorized and distributed $135,000 to this plan compared to a year ago when
$159,000 was authorized.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. There have been no profit sharing plan contributions in the past twelve quarters and it is anticipated that there will be none during the remainder of 2001.

NOTE 4 - RELATED PARTIES

          The related party note payable of $31,604,000 is payable to Exber, Inc., a 50.893% stockholder of the Company. Interest expense on this note was $1,241,000 for the six months ended June 30, 2001 and $1,316,000 for the six months ended June 30,2000. In addition, the Company has a line of credit for $1,000,000 with Exber, Inc. to be used for normal operating requirements as needed. As of June 30, 2001 and 2000 the outstanding balance was $0. The Company also pay $104,000 in monthly capital lease payments to Exber, Inc. for the hotel and bus depot property. The Company paid $625,000 during the first six months of 2001 and 2000. Interest expense on this capital lease was $24,000 and $107,000 for the first six months of 2001 and 2000 respectively.

NOTE 5 - CONTINGENCIES

     The Company has contingent liabilities with respect to lawsuits and other matters arising in the ordinary course of business. In the opinion of management, no material liability exists with respect to these contingencies.




       UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
       UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - LONG-TERM DEBT
Long-term debt consists of the following:

                                          June 30,    December 31,
                                            2001         2000
Related party note, as amended, payable
in monthly payments of interest only at
prime not to exceed 12%, until January
1, 2005, at which time the entire
balance plus accrued interest is due.
The note is secured by a First Deed of
Trust on land and buildings.  The
effective rate of interest at June 30,
2001 is 7.00%                            $31,604,000   $31,604,000

Contracts payable, secured by slot
machines and related equipment, payable
in monthly installments of 25% of net
win with no stated interest for the
first twelve months, after which an
interest rate of 3% over prime applies
to the remaining balance. Any remaining balance plus accrued interest is due as follows:

     April 1, 2001                            -             49,000

     May 1, 2001                              -            179,000

     December 30, 2001                        -             11,000

     July 1, 2001                             26,000        53,000

     September 8, 2002                         1,000        82,000

     December 30, 2002                       116,000       229,000

Contract payable, secured by slot
machines and related equipment, payable
in monthly installments of 25% of net
win with no stated interest.  Any
remaining balance plus accrued interest
is due on July 1, 2001.                                     77,000



                                          31,747,000    32,284,000
Less current portion                     $   143,000   $   680,000
                                         $31,604,000   $31,604,000

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company's primary source of liquidity was $3,255,000 in cash and cash equivalents and a $1,000,000 letter of credit secured by the Company's majority shareholder. Cash accounted for 8.0% of total assets at June 30, 2001 and 7.9% or $3,335,000 at December 31, 2000. The ratio of current assets to current liabilities was .9 to 1 at June 30, 2001 compared to .8 to 1 at December 31, 2000. Prepaid expenses increased 33.2% or $238,000 including annual slot machine taxes of $320,000 that was paid in June.

Long-term debt and obligations under capital leases (including current term portions) was $32,041,000 at June 30, 2001 compared to $33,321,000 at December 31, 2000. The decrease in obligations is the result of scheduled payments made on outstanding debt and lease obligations in the first six months of the year. Accounts payable increased 4.2% or $109,000 representing an increase in trade payables during the first half of 2001. The balance of trade payables at the end of the second quarter is consistent with normal levels carried through out the year.

Operating cash flow was $1,799,000 for the six months ended June 30, 2001 compared to $1,833,000 a year ago. Management expects the cash generated by operations, along with financing provided by Exber, Inc. will provide the proper liquidity to meet the future needs of the business.

The Company considers the financial stability of its majority shareholder to be a source of capital for future investment in equipment and funding for operations when needed. These factors considered, management believes that its capital resources and those available to it should be adequate to meet its anticipated requirements.

RESULTS OF OPERATIONS

Net revenues at the Company's hotel and casino increased $460,000 (3.6%) during the second quarter compared to the same period in 2000. The revenue growth in the second quarter was attributed to an increase of $357,000 (4.1%)in casino win an increase of $155,000 (6.5%) in food and beverage sales, and increase of $75,000 (2.7%) in hotel revenues. Improvements in the key operating segments were partially offset by a $69,000 decline in other income and a $58,000 increase in promotional complimentaries.

Operating expenses increased $663,000 (5.2%) in the second quarter of 2001 compared to the same period in 2000. Higher utility costs combined with increased payroll expense were the primary factors contributing to the sharp rise in operating costs. The higher utility costs reflect the rising costs of both electricity and natural gas on the open market. The increase in payroll expense is reflective of higher overall rates in most categories of our operation but most noticeable in areas covered by the Culinary Bargaining Agreement. Additional increases are scheduled at the end of 2001.

The Operating loss was $148,000 for the second quarter compared to operating income of $55,000 a year earlier. Interest expense declined $165,000 or 22.1% as interest rates continued to move lower. For the second quarter the Company's loss increased to $699,000 from $671,000. On a per share basis, the loss was $.92 per common share compared to $.89 reported last year.

For the first six months of $2001, the Company's revenue rose $266,000 or less than one percent compared to the same period a year ago. Increases in food and beverage and room sales combined with lower promotional complimentaries were the primary factors in the improvement. Operating expenses increased $706,000 or 2.8% due to higher utility costs, increased advertising expenses, and higher payroll costs. As a result of the higher operating costs, operating income for the six months ended June 30, 2001 declined $480,000 or 29.1% compared to the same period a year ago. Interest expense declined $162,000 or 11.1% reflecting lower interest rates in the current period.

Overall, the Company reported a net loss of $80,000 for the first six months of 2001 compared to net income of $228,000 for the same period in 2000. On a per share basis, the Company had a loss of $.11 per share compared to earnings of $.30 a year ago.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: August 14, 2001                   /S/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President




Date: August 14, 2001                   /S/ JOHN P. JONES
                                 JOHN P. JONES,  Vice President &
                                    Treasurer



Date: August 14, 2001                   /S/ ALAN J. WOODY
                                  ALAN J. WOODY, Chief Financial
                                    Officer