Form 10-Q
period 2001-09-30
UNION PLAZA HOTEL & CASINO INC
filed 2001-11-15
CIK 87918

<NOTIFY-INTERNET>vegaswoody@hotmail.com
<SROS>     NONE
<PERIOD>     09/30/2001


UNION PLAZA HOTEL AND CASINO, INC.
1 Main Street
Las Vegas, NV  89101

                                          November 15, 2001
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


          For the quarterly period ended September 30, 2001


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

                                        Outstanding at
       Class of Common Stock            September 30, 2001
          $.50 par value                757,419 shares

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

Las Vegas, Nevada
November 15, 2001

PART 1. - Financial Information

     Item 1.    Financial Statements








               UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                 (UNAUDITED)

                      September 30, 2001 AND DECEMBER 31, 2000

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
               September 30, 2001 AND DECEMBER 31, 2000

                            ASSETS

                                           September 30,    DECEMBER 31,
                                               2001            2000
                                            (Unaudited)
Current Assets:
 Cash and cash equivalents                $  3,222,000    $  3,335,000
 Accounts receivable                           836,000         721,000
 Inventories of food, beverage
   and supplies                                436,000         452,000
 Prepaid expense                             1,044,000         717,000

Total current assets                         5,538,000       5,225,000

Property and equipment:
 Land                                        7,012,000       7,012,000
 Buildings                                  48,026,000      57,242,000
 Leasehold improvements                      3,564,000       3,534,000
 Furniture and equipment                    31,121,000      38,712,000
                                            89,723,000     106,500,000

 Less accumulated depreciation
  and amortization                          55,134,000      70,381,000

Net property and equipment                  34,589,000      36,119,000

 Other assets                                  654,000         625,000




                                          $ 40,781,000    $ 41,969,000











            The accompanying notes are an integral
              part of these financial statements.

               LIABILITIES AND STOCKHOLDERS' EQUITY



                                           September 30,    DECEMBER 31,
                                               2001           2000
                                           (Unaudited)
Current liabilities:
  Accounts payable                         $ 3,187,000   $ 2,590,000
  Accrued liabilities                        2,123,000     2,516,000
  Short term contracts payable                 162,000             0
  Current portion of long-term debt             91,000       680,000
  Current portion of obligations under
   capital leases                              283,000       892,000
        Total current liabilities            5,846,000     6,678,000

Long-term debt, less current portion        32,604,000    31,604,000
Obligations under capital leases, less
 current portion                               318,000       145,000


                                            38,768,000    38,427,000

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 757,419 shares at
   December 31, 2000 and 757,419 shares
   at September 30, 2001.                      750,000       750,000
Additional paid-in capital                   5,462,000     5,462,000
Retained earnings                            9,698,000    11,227,000
                                            15,910,000    17,439,000
Less treasury stock, at cost, 742,581
 shares at December 31, 2000 and
 742,581 shares at September 30,
 2001                                       13,897,000    13,897,000

           Total stockholders' equity        2,013,000     3,542,000

                                           $40,781,000   $41,969,000









            The accompanying notes are an integral
              part of these financial statements.



      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME
           NINE AND THREE MONTHS ENDED September 30, 2001 AND 2000
              Amounts in thousands except per share data

                                   NINE MONTHS ENDED         THREE MONTHS ENDED
                                     SEPTEMBER 30,             SEPTEMBER 30,
                                     2001       2000           2001     2000

Revenues:
  Casino                           $ 27,505     $27,213     $ 9,081    $8,526
  Food and Beverage                   7,815       7,397       2,638     2,290
  Rooms                               8,516       8,422       2,779     2,787
  Other                               1,709       1,680         611       527

   Gross revenues                    45,545      44,712      15,109    14,130
  Less promotional complimentaries    5,107       5,144       1,898     1,745

   Net revenues                      40,438      39,568      13,211    12,385

Operating expenses:
 Casino                              10,368      10,993       3,556     3,559
 Food and Beverage                   11,113      10,491       3,769     3,459
 Rooms                                4,697       4,442       1,587     1,502
 General & Administrative             3,299       2,677       1,435       829
 Entertainment                          457         340         148       112
 Advertising & Promotion                893         620         344       206
 Utilities & Maintenance              5,268       4,643       1,953     1,712
 Depreciation & Amortization          3,123       3,016       1,000     1,015
 Provisions for Doubtful Accts.           6          23           5         5
 Other Costs and Expenses               931       1,034         300       347

   Total operating expenses          40,155      38,279      14,097    12,746

   Operating income or (loss)           283       1,289        (886)     (361)

Other income (expense):
 Gain on sale of assets                  25          27         (15)        3
 Interest Income                          3          17           0         8
 Interest Expense                    (1,840)     (2,262)       (547)     (808)

   Total other(expense)              (1,812)     (2,218)       (562)     (797)

Income before income taxes           (1,529)       (929)     (1,448)   (1,158)

Net (loss)                           (1,529)       (929)     (1,448)   (1,158)

Loss per common share              $ ($2.02)     ($1.23)     ($1.91)   ($1.53)

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                       (Unaudited)

INCREASE IN CASH AND CASH EQUIVALENTS
                                                     2001         2000
Cash flows from operating activities:
 Cash received from customers                $ 40,320,000   $ 39,595,000
 Cash paid to suppliers and employees         (36,934,000)   (34,951,000)
 Interest received                                  3,000         17,000
 Interest paid                                 (2,091,000)    (2,467,000)
 Income taxes paid                                      0              0
   Net cash provided by operating activities    1,298,000      2,194,000

Cash flows from investing activities:
 Proceeds from sale of property & equipment        41,000         28,000
 Purchase of property and equipment              (914,000)    (2,003,000)
   Net cash used in investing activities         (873,000)    (1,975,000)

Cash flows from financing activities:
 Proceeds from note payable to Stockholder      1,000,000      1,616,000
 Principal payments on short term
   contracts payable                             (122,000)             0
 Principal payments on capital lease             (827,000)    (1,080,000)
 Principal payments on long-term debt            (589,000)    (1,236,000)
   Net cash provided (used) in financing
     activities                                  (538,000)      (700,000)

Net (decrease) in cash and
  cash equivalents                               (113,000)      (481,000)
Cash and cash equivalents
  at 12/31/00 & 12/31/99                        3,335,000      3,250,000

Cash and cash equivalents,
  At 09/30/01 & 09/30/00                        3,222,000      2,769,000


RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net loss for period ended
  09/30/01 and 09/30/00                       $(1,529,000)  $   (929,000)

 Adjustments to reconcile net income to
  Net cash provided by operating activities:
  Depreciation and amortization                 3,124,000      3,016,000
  Gain on sale of assets                          (25,000)       (27,000)
  Provisions for doubtful accounts                  3,000              0
(Increase) decrease in assets:
   Accounts receivable                           (118,000)      (155,000)
   Inventories                                     16,000        (79,000)
   Prepaid expenses                              (327,000)       (74,000)
   Other assets                                   (50,000)       184,000
Increase in liabilities:
   Accounts payable and accrued expenses          204,000        258,000
   Deferred Income Tax                                  0              0
     Total adjustments                          2,827,000      3,123,000

Net cash provided by operating
 activities                                  $  1,298,000   $  2,194,000


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

	As of January 1, 2001, the Company adopted Emerging Issues Task Force Issue 00-22, "Accounting for Points and Certain Other Time-Based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future", which requires that certain incentives related to gaming play be recorded as a reduction to gross casino revenues. The Company previously recorded such incentives as an operating expense. Amounts in the September 30, 2000 financial statements have also been reclassified to be consistent with the presentation as of September 30, 2001.


NOTE 2 - EARNINGS PER COMMON SHARE

     Earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. The weighted average number of shares outstanding was 757,419 during the nine months ended September 30, 2001 and September 30, 2000.

NOTE 3 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. During the first nine months of 2001, the Company authorized and distributed $135,000 to this plan compared to a year ago when
$159,000 was authorized.

     The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. There have been no profit sharing plan contributions in the past twelve quarters and it is anticipated that there will be none during the remainder of 2001.

NOTE 4 - RELATED PARTIES

    The related party note payable of $32,604,000 is payable to Exber, Inc., a 51.025% stockholder of the Company. Interest expense on this note for the nine months ended September 30, 2001 and September
30, 2000 was $1,777,000 and $2,025,000 respectively. In addition, the Company has a line of credit for $1,000,000 with Exber, Inc. to be used for normal operating requirements as needed. As of September 30, 2001 and 2000 the outstanding balance was $0. The Company also paid
$104,000 in monthly capital lease payments to Exber, Inc. for the hotel and bus depot property through June 2001. The Company paid $624,000 in capital lease payments through June 2001 and $1,042,000 in capital lease payments through September 2000. Interest expense on this capital lease was $24,000 and $157,000 for the first nine months of 2001 and 2000 respectively. The Company subsequently negotiated an operating lease on the property with on a month-to-mont basis. Payments under the operating lease to Exber, Inc. were $312,000 during 2001. The fully depreciated assets of $9,242,000 held under the expired capital lease were disposed of during the third quarter.

     UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
     UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CONTINGENCIES

     The Company has contingent liabilities with respect to lawsuits and other matters arising in the ordinary course of business. In the opinion of management, no material liability exists with respect to these contingencies.

NOTE 6 - LONG-TERM DEBT
Long-term debt consists of the following:

                                            September 30,    December 31,
                                                  2001         2000
Related party note, as amended, payable
in monthly payments of interest only at
prime not to exceed 12%, until January
1, 2005, at which time the entire
balance plus accrued interest is due.
The note is secured by a First Deed of
Trust on land and buildings.  The
effective rate of interest at September
30, 2001 is 6.0%                               $32,604,000   $31,604,000

Contracts payable, secured by slot
machines and related equipment, payable
in monthly installments of 25% of net
win with no stated interest for the
first twelve months, after which an
interest rate of 3% over prime applies
to the remaining balance. Any remaining balance plus accrued interest is due as follows:

     April 1, 2001                                 -             49,000

     May 1, 2001                                   -            179,000

     December 30, 2001                             -             11,000

     July 1, 2001                                  -             53,000

     September 8, 2002                             -             82,000

     December 30, 2002                             91,000       229,000


Contract payable, secured by slot
machines and related equipment, payable
in monthly installments of 25% of net
win with no stated interest.                                     77,000



                                               32,695,000    32,284,000
Less current portion                          $    91,000   $   680,000
                                              $32,604,000   $31,604,000

PART 1. - FINANCIAL INFORMATION

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, the Company's primary source of liquidity was $3,222,000 in cash and cash equivalents and a $1,000,000 letter of credit secured by the Company's majority shareholder.
Cash accounted for 7.9% of total assets at September 30, 2001 and 7.9% or $3,335,000 at December 31, 2000. The ratio of current assets to current liabilities was .9 to 1 at September 30, 2001 compared to .8 to 1 at December 31, 2000. Prepaid expenses increased 45.6% or $327,000 as the result of a $379,000 increase in prepaid gaming taxes at the end of September compared to December 2000. Account receivables increased 16.0% or $115,000 due to increased business with travel agents and other room reservation providers during the last several months.

Long-term debt and obligations under capital leases (including current term portions) was $33,296,000 at September 30, 2001 compared to $33,221,000 at December 31, 2000. Accounts payables and other accrued liabilities increased 4.0 or $204,000 during the first nine months but declined compared to the same period a year ago. The balance of the payables and other accrued liabilities is consistent with normal levels for this time of the year.

Operating cash flow was $1,298,000 for the nine months ended September 30, 2001 compared to $2,194,000 a year ago. Management expects the cash generated by operations, along with financing provided by Exber, Inc.
will provide the proper liquidity to meet the future needs of the business.

The Company considers the financial stability of its majority shareholder to be a source of capital for future investment in equipment and funding for operations when needed. These factors considered, management believes that its capital resources and those available to it should be adequate to meet its anticipated requirements.

RESULTS OF OPERATIONS

Net revenues at the Company's hotel and casino increased $826,000
(6.7%) during the third quarter compared to the same period in 2000.
The revenue growth in the second quarter was attributed to an increase of $555,000 (6.5%)in casino win an increase of $348,000 (15.2%) in food and beverage sales, and increase of $84,000 (15.9%) in rentals and other income. These gains were offset by an additional $153,000 (8.8%) in promotional complimentaries during the quarter expended to gain customer loyalty. Revenue from hotel operations were basically unchanged from last year despite the fact that year-to-date occupancy levels have declined 2.1%.

Operating expenses increased $1,351,000 (10.6%) in the third quarter of 2001 compared to the same period in 2000. Rising group healthcare costs along with higher utility expense were the major contributors to the increase. Electric and natural gas bills averaged nearly 28% more this year than those paid last year. Healthcare costs for eligible employees increased to over $250 per month per enrollee compared to less than $200 paid per person a year ago. The cost of food product was up over 11% this year due to general inflation and a higher quality of food offered in the Company's restaurants. Payroll was also higher in certain segments of the casino and hotel as the result of higher wages paid to the Company's employees in the Culinary Union. Advertising costs increased by $138,000 due to the Company's increased focus on marketing the property.

Overall, the Company reported a net operating loss of $886,000 for the third quarter compared to $361,000 reported a year earlier. Interest expense declined $261,000 or 32.3% as interest rates continued to move lower during the year. For the third quarter the Company's net loss increased to $1,448,000 from a net loss of $1,158,000 last year. On a per share basis, the loss was $1.91 per common share compared to $1.53 reported last year.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)






Date: November 15, 2001              /S/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President




Date: November 15, 2001                   /S/ JOHN P. JONES
                                 JOHN P. JONES, Vice President &
                                    Treasurer



Date: November 15, 2001                   /S/ ALAN J. WOODY
                                  ALAN J. WOODY, Chief Financial
                                    Officer