Form 10-K
period 2001-12-31
UNION PLAZA HOTEL & CASINO INC
filed 2002-04-01
CIK 87918

UNION PLAZA HOTEL AND CASINO, INC.
1 Main Street
Las Vegas, NV  89101

                                          March 22, 2002
Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-K.

Sincerely,

UNION PLAZA HOTEL AND CASINO, INC.

/s/ ALAN J. WOODY
Alan J. Woody, Chief Financial Officer




                           FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549



       Annual Report Pursuant to Section 13 or 15(d) of
              The Securities Exchange Act of 1934


          For the fiscal year ended December 31, 2001


                  Commission file number 0-8133


                UNION PLAZA HOTEL AND CASINO INC.
     (Exact name of registrant as specified in its charter)


               Nevada                      88-0110085
  (State or other jurisdiction of      (I.R.S. Employer
   incorporation or organization)       Identification No.)
         No. 1 Main Street                    89101
         Las Vegas, Nevada                 (Zip Code)
       (Address of principal
         executive offices)



      (Registrant's telephone number, including area code)
                         (702)- 386-2110

Securities registered pursuant to Section 12(b) of the Act:

     Title of each class           Name of each exchange on which
                                   Registered

          None                               N/A

Securities registered pursuant to Section 12 (g) of the Act:

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

     As of March 22, 2002, 757,419 shares of common stock were outstanding. The Company's shares are not traded on any market and although it would be possible, by taking into account occasional private sales of such shares, to determine an estimated value of shares held by non-affiliates, it appears impracticable and could be misleading.

                      DOCUMENTS INCORPORATED BY REFERENCE

            Incorporated Document          Location in Form 10-K

Annual Report to Stockholders For Year
Ended December 31, 2001                    Part II - Item 6

Annual Report to Stockholders For Year
Ended December 31, 2001                    Part II - Item 7

Annual Report to Stockholders for Year
Ended December 31, 2001                    Part II - Item 8

Proxy Statement in connection with
Registrant's Annual Meeting to be
held on May 17, 2002 *                     Part III - Item 10

Proxy Statement in connection with
Registrant's Annual Meting to be
held on May 17, 2002 *                     Part III - Item 11




* Proxy statements will be filed within the 120-day period after the end of the fiscal year.

                            PART 1.

Item 1.    Business

     Union Plaza Hotel and Casino, Inc. (the "Company"), was organized as a corporation under the laws of the State of Nevada in 1962. During 1975, the Company transferred all of the business and properties to its wholly-owned subsidiary, Union Plaza Operating Company (the "Plaza Subsidiary"), which was organized as a corporation under the laws of the State of Nevada in April, 1975. In July, 1981, as a result of consummation of that certain Agreement Regarding Transfer of Assets between the Company and subsidiaries of Union Pacific Corporation <F1> (the "Union Pacific Agreement"), all the shares of capital stock of the Plaza Subsidiary were transferred to Union Plaza Development Corporation, a corporation organized under the laws of the State of Nevada in 1979 ("UPDC"), 100% of the presently outstanding capital stock of which is now owned by the Company as a result of the issuance of the Company's common shares in exchange for outstanding, UPDC capital stock, pursuant to provisions of the Union Pacific Agreement on July 31, 1984. All the assets held by UPDC have now been transferred to the Company and to the Plaza Subsidiary and UPDC is now dormant.

         General

     The Company operates the Plaza Casino located on Main Street at the head of Fremont street in downtown Las Vegas, Nevada. The casino is connected with two multi-story towers having a total of 1,037 hotel guest rooms. The Union Plaza Hotel opened for business in July-August, 1971. An expansion program which included: one of the high rise towers containing 529 guest rooms; expansion of the casino area to a total of 80,000 square feet; convention meeting-room and dining facilities totaling 26,800 square feet at the third floor level between the two hotels-room towers; an outdoor sports deck containing four tennis courts, a swimming pool, and a quarter mile running tract, all at the fifth floor level between the two hotel room towers; several new restaurant facilities, including the glass-domed Center stage restaurant which overlooks Fremont Street, the center of downtown Las Vegas Gaming activity, was completed in September, 1983.

     In December, 1995, Fremont Street was developed with the Fremont Street Experience which is comprised of a lighted cover over the five blocks of Fremont Street beginning at Main Street and going South five blocks. The cost of this development was some $70 million and it is comprised of an automated light show that occurs every hour during the evening. The development was designed to attract many of the visitors to Las Vegas, to the Downtown area and boost the number of clientele for the Downtown hotels.


<F1>  This Agreement was described in "Item 10 (c) Submission of Matters to a Vote of Security Holders" in the Form 10-K Annual Report for the year ended December 31, 1979.

     The Company's management believes that, in addition to its casino, there are 18 other downtown Las Vegas casinos <F2> (15 of which are also connected with similar hotel facilities) which currently generate annual gross gaming revenues of at least $1,000,000 each.

     The nature and size of the operations of the downtown Las Vegas casinos, as a group, are different from those of the separate group of the estimated 39 casinos located in the "Las Vegas Strip" (an area which extends southward from the Las Vegas city limits as far as McCarran International Airport).

     Twenty-two of the Las Vegas Strip casinos are operated in conjunction with large hotels. The several most grandiose of the "Strip" hotel/casino complexes offer sumptuous accommodations and service and cabaret-type entertainment featuring the most famous entertainers in show business. These luxury complexes are, as a group, without equal among Nevada casinos in attracting the patronage and wagering activity of so-called "premium credit" or "high credit limit" casino players from throughout the world. As a result, these major hotel/casino complexes generally derive, over the long run, far greater revenues than do other Nevada casino. There are 22 casinos with revenues over $72,000,000.

          Operations.

     The Company's Plaza casino offers a variety of games and is the largest total floor-area casino in downtown Las Vegas. At December 31, 2001, the Company's casino contained 16 "21" tables; 4 crap tables; a 18-seat Keno lounge; a race and sports book; 3 Roulette wheels; 1 "mini-Baccarat" table;
2 "Pai Gow' poker tables; 1 Let-it-Ride Bonus table; 16 poker and pan tables; and a total of 1,218 slot machines of varying denominations.

     The casino also contains a cocktail lounge, 4 bars, a 600-seat showroom and a "Fifties" style diner located off the common area connecting the main casino and the original hotel tower. Live entertainment is regularly provided in the casino cocktail lounge.

     The Union Plaza Hotel currently has 1,037 guest rooms and suites, together with meeting and service facilities for conventions; several offices; a barber shop, a beauty shop, and a small selection of retail stores. The Company also leases space within its hotel and casino for food and beverage operations to
 McDonalds Corporation, Subway Sandwiches, and Seattle's Best Coffees.

          Employees and Labor Relations

     As of December 31, 2001, the Company had approximately 962 full-time employees and 53 part-time employees, of whom approximately 339 were persons directly involved in the casino activities on a full-time basis and 31 on a part-time basis. Taking into consideration employees on sick leave or vacation, the average number of people working on any given day during 2001 was approximately 713 of whom approximately 373 were directly involved in casino activities.

<F2>  See also comments under "Item Competition and Business Risks" first paragraph "Competition Conditions".

     On April 19, 1999, the Company entered into a collective bargaining Agreement with Culinary Workers Union Local 226 and Bartenders Local 165. The Agreement was retroactive to June 1, 1997 and extends through May 31, 2002. The Culinary and Bartenders contract covers a total of 506 employees.

     On March 10, 1997, the Company entered into a collective bargaining Agreement with the United Brotherhood of Carpenters and Joiners of America, Local 1780. This agreement expired on February 28, 2001. The Company has been engaged in discussions with the Local 1780 regarding a new contract but have not agreed upon the terms of a new agreement. There are currently 3 employees covered by this agreement.

     On August 29, 2000, the Company entered into a collective bargaining agreement with Teamsters Local 995. The agreement was retroactive to August 27, 2000 and extends through August 26, 2003. The Teamsters contract covers a total of 49 employees, which is comprised of 16 backend employees and 33 frontend employees. Wages based on hours worked and paid will increase by 7.5% in each classification over the duration of the contract.

     The Company's collective bargaining agreements with the Painters Local Union 159, which is comprised of 2 painters and Operating Engineers Local 501, which covers 20 employees have expired. At this time, the Company is not engaged in negotiations with either union.

          Competition and Business Risks

               Competitive Conditions <F3>

     The Company competes with resort hotels in Las Vegas, some of which provide more elaborate and more lavish hotel, casino and entertainment facilities than the Company (see General, above). The primary competition, however, of the company is the approximately 18 other casino located in the downtown Las Vegas area. In addition to the gaming operations of the hotels in the area, there are large numbers of slot machines located in business establishments such as bars, grocery stores, drugstores and restaurants throughout Las Vegas. The Company also competes with other resort hotels and casino facilities in other parts of the world. Legalization of gaming in other states also affects the Company's business. The Company is also subject to adverse local, regional and national economic trends and conditions, including, terrorist threats and the fears of future attacks involving commercial airlines and commercial buildings.

<F3>  See also under "Item 7  Management's Discussion and Analysis of
Financial Condition and Results of Operation".

     The Company's management believes that its prices for room accommodations, food and entertainment are, in general, considerably less that those charged by the major hotel/casino complexes located in the Las Vegas Strip area and that its prices are comparable to those charged by the casino hotels and motels located in the downtown Las Vegas area.


          Revenues

     During the last five fiscal years of the Company, its casino operating revenues accounted for more that fifty percent of its total revenues as shown in the table set forth under Item 6. Selected Financial Data.

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

     The ownership and operation of casino gaming facilities in Nevada are subject to: (i) the Nevada Gaming Control Act and the regulations promulgated there under (collectively, "Nevada Act"); and (ii) various local regulations. The Company's gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada
State Gaming Control Board ("Nevada Board"), the Clark County Liquor and
Gaming Licensing Board and the City of Las Vegas. The Nevada Commission, the Nevada State Gaming Control Board, the Clark County Liquor Gaming Licensing Board ("CCLGLB") and the city of Las Vegas are collectively referred to as the "Nevada Gaming Authorities".

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

     The Nevada Gaming Authorities may investigate any individual who has a material relation ship to, or material involvement with, the Company, or the Plaza Subsidiary in order to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors and certain key employees of the Company must file applications with the Nevada Gaming Authorities. Officers, directors and key employees of the Company who are actively and directly involved in gaming activities of the Plaza Subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing for any cause which they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

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

     The Company and the Plaza Subsidiary are required to submit detail financial and operating reports to the Nevada Commission. Substantially all material loans, leases, sales of securities and similar financing transactions by the Company must be reported to, or approved by, the Nevada Commission.

     If it were determined that the Nevada Act was violated by the Company, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures. In addition, the Plaza Subsidiary, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the Company's gaming properties and, under certain circumstances, earnings generated during the supervisor's appointment (except for the reasonable rental value of the Company's gaming properties) could be forfeited to the State of Nevada. Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company's gaming operations.

     Any beneficial holder of the Company's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all cost of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than 5% of the Company's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more that 10% of the Company's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company's voting securities may apply to the Nevada commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company's corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company's voting securities for investment purposes only. Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include:
(i) voting on all matters voted on by stockholders; (ii) making financial and other inquires of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.
The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the common stock of a Registered Corporation beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company is subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationships with the Company or the Plaza Subsidiary, the Company (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities for cash at fair market value. (Additionally, the CCLGLB has taken the position that it has the authority to approve all persons owning or owning or controlling the stock of any corporation controlling a gaming license.)

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

     The Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or the proceeds there from are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Such approval, if given, does not constitute a finding recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

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

Item 2.     Properties.

     The Company owns 100% of the Union Plaza Operating Company. The Company has no other materially important properties.

     The Company's Plaza subsidiary's main casino is on the ground floor of a three-story building and is comprised of a total floor area of approximately 80,000 square feet. The Company's convention facilities are located above the casino area, and the hotel tower, completed in 1982, is located at the southern end of the casino.

     The Company leases the original Union Plaza hotel tower (connected to, and integrated with, the Company's casino building by a common public area) and a bus depot and a parking facility adjacent to the south side of the casino from Exber, Inc., a Nevada corporation, ("Exber"). All furnishings in the hotel were purchased by the Company. The annual rental is $1,250,000 plus insurance, taxes and maintenance. The initial term of the lease expired in 2001. The Company continues to rent the property from Exber, Inc. on a month-to-month basis for $104,000. In the event of any damage or destruction of the hotel building, the bus depot or the parking facility, the Company is obligated to repair or rebuild at its own cost. The Company subleases the bus depot to Greyhound lines, Inc., under an agreement entered into on August 3, 1970 withan initial term of thirty years subject to two renewal options of ten years each at a "fair monthly market rental" to be agreed upon between the Company and Greyhound. In August, 2001, the initial term of the sublease agreement expired and Greyhound Lines, Inc. exercised the first ten year option. Under terms of the amendment agreement, Greyhound lines, Inc. pays the Company a monthly rental of $24,500 subject to an annual adjustment upward of three percent over the previous year's rent.

Item 3.     Legal Proceedings.

     The Company and a number of other companies who are engaged in gaming or the manufacturer of gaming equipment has been named as Defendants in an action originally filed in the United States District Court for the Middle District of Florida, Orlando Division, which alleges irregularities in the manufacture and operation of video and electronic slot machines. The litigation in question was transferred to the United States District Court for the District of Nevada.

     In the opinion of the Company's management at this time, the claims made by the Plaintiffs in this litigation are without merit and will not have a material adverse effect upon the financial position or the operation of the Company.

     The Company has contingent liabilities with respect to lawsuits and other matters arising in the ordinary course of business. It is estimated that the adverse effect of these lawsuits will not exceed $100,000.

Item 4.     Submission of Matters to a Vote of Security Holders

     None

                             PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder matters.

Registrant's common stock is not publicly traded. There were 33 holders of Registrant's common stock on March 22, 2002.

Dividends of $.10 per share were paid quarter annually from April, 1979, through December, 1981, but no dividends have been declared since such date.

Item 6.     Selected Financial Data.

     The information required by this Item is incorporated by reference from the Annual Report to Stockholders for Year Ended December 31, 2001, which is filed herewith as Exhibit 13.01.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this Item is incorporated by reference from the Annual Report to Stockholders for Year Ended December 31, 2001, which is filed herewith as Exhibit 13.01.

Item 8.     Financial Statements and Supplementary Data

     The following consolidated financial statements of the Registrant and its subsidiary included in the Registrant's Annual Report to Stockholders for the year Ended December 31, 2001, all of which are filed herewith as Exhibit 13.01, are incorporated herein by reference:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets - December 31, 2001 and 2000.

     Consolidated Statements of Loss - Years ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2001, 2000 and 1999.

     Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999.

     Notes to Consolidated Financial Statements.

Item 9.     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.

     None

                              PART III

Item 10.    Directors and Executive Officers of the Registrant.

	The information required by this Item is incorporated by reference to the Proxy statement in connection with Registrant's Annual Meeting to be held on May 17, 2002.

Item 11.    Executive Compensation.

	The information required by this Item is incorporated by reference to the Proxy Statement in connection with Registrant's Annual Meeting to be held on May 17, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

	The following table contains information concerning beneficial ownership, as defined in Footnote (1) to such table, of the Company's capital stock, as of March 22, 2002, by (a) each person known to the Company to have such beneficial ownership of more that five percent (5%) of all such capital stock outstanding as of March 22, 2002, and (b) all officers and directors as a group:

                             Number of Shares and
Names and Address            Nature of Beneficial
Of Beneficial Owner          Ownership (1)                  Percent of Class



Exber, Inc.                  386,475 (3)                    51.025%
600 E. Fremont St.
Las Vegas, NV 89101

J. K. Houssels                88,600 (2)                    11.698%
380 Rancho Circle
Las Vegas, NV 89107

John D. Gaughan              492,867 (3)                    65.072%
P.O. Box 680
Las Vegas, NV 89125

Jimma Lee Beam                97,512                        12.874%
2409 Windjammer Way
Las Vegas, NV 89107

All officers and             192,292                        25.388%
Directors as a group

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

(2) Includes 72,500 shares owned of record by J.K. Houssels, as trustee of Houssels 1998 Charitable Trust. Also includes 16,100 shares owned of record by Mr. J.K. Houssels, as Trustee for Eric Houssels and Kelley Claire Houssels, children of Mr. Houssels, but does not include 5,550 shares owned by each of Mr. Houssels' adult sons, John Kell Houssels, III and James O'Shaughnessy Houssels.

(3) Includes 106,392 shares owned of record by John D. Gaughan, as trustee of the Gaughan 1993 Marital Trust. Also includes 386,475 shares owned by Exber, Inc. Mr. Gaughan is the President, and major shareholder of Exber, Inc.

Item 13.     Certain Relationships and Related Transactions.

     The information required by this Item is incorporated by reference from the Annual Report to Stockholders for Year Ended December 31, 2001, which is filed herewith as Exhibit 13.01.

                       PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K.

(a) (1)     Financial Statements:

     The following consolidated financial statements of the Registrant are included in the Registrant's Annual Report to Stockholders for the year Ended December 31, 2001 and the independent auditor's report on such financial statements are incorporated herein by reference:

     Independent auditor's report

     Consolidated Balance Sheets - December 31, 2001 and 2000

     Consolidated Statements of Loss - Years Ended December 31,
     2001, 2000 and 1999

     Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2001, 2000 and 1999

     Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999

     Notes to Consolidated Financial Statements

(2) The following additional information for the years 2001, 2000 and 1999 Is submitted herewith:

Independent Auditor's Report

     Schedule II     Valuation and qualifying accounts and reserves

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.



(3) Exhibits:


Exhibit
Number  Description

3.01 Articles of Incorporation of the Registrant and Amendments thereto dated December 10, 1969, February 12, 1971, and June 28, 1971, are incorporated by reference from Form 10 under File No. O-8133, Item
18, Page 45, Exhibits Numbers 1.01, 1.02, 1.03 and 1.04, as filed with the Securities and Exchanges Commission on October 3, 1975.

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

3.04 Restated and Amended Bylaws of Registrant dated May 15, 1987, filed with the Securities and Exchange Commission on March 29, 1988.

4.01 Specimen of Certificate evidencing capital stock of the Registrant is incorporated by reference to Form 10 under File No. 0-8133, Exhibit No. 3.03, as filed with the Securities and Exchange
Commission on October 3, 1975.

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

13.01 Annual Report to Stockholders for the fiscal year ended December 31, 2001.

22.01 List of Subsidiaries.

                INDEPENDENT AUDITOR'S REPORT

The Stockholders and
  Board of Directors
Union Plaza Hotel and Casino, Inc.

Our report on the consolidated financial statements of Union Plaza Hotel and Casino, Inc. and subsidiaries for the years ended December 31, 2001
2000 and 1999 is included in this report on Form 10-K. In connection with our audit of such consolidated financial statements, we have also audited the Schedule on Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2001, 2000 and 1999.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Conway, Stuart & Woodbury CPA's
Las Vegas, Nevada
March 1, 2002

            UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

                            SCHEDULE II

             VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
              YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                           ADDITIONS
              BALANCE
                AT        CHARGED TO     CHARGED                   BALANCE
             BEGINNING     COSTS AND     TO OTHER                   AT END
              OF YEAR       EXPENSES     ACCOUNTS   DEDUCTIONS (1) OF YEAR


Year ended
 December 31,
 2001:
 Allowance for
  Doubtful
  Accounts    $  45,000     $44,000      $     -     $43,000        $46,000

Year ended
 December 31,
 2000:
 Allowance for
  Doubtful
  Accounts    $  84,000     $39,000      $     -     $78,000        $45,000

Year ended
 December 31,
 1999:
 Allowance for
  Doubtful
  Accounts    $  15,000     $24,000      $     -     $(45,000)      $84,000

(1) Write-off of uncollectible accounts, net of recoveries.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Security Exchange Act of 1934, Union Plaza Hotel and Casino, Inc, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNION PLAZA HOTEL AND CASINO, INC.

                                     /S/JOHN D. GAUGHAN
                                     JOHN D. GAUGHAN, Chairman of the board
                                     And Chief Executive Officer

                                     /s/J.K. HOUSSELS
                                     J.K. HOUSSELS, Vice Chairman of the
                                     Board

Date: March 22, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Date: March 22, 2002                 /s/JOHN D. GAUGHAN
                                     JOHN D. GAUGHAN, Chairman of the
                                     Board/President/Chief Operating
                                     Officer

Date: March 22, 2002                 /s/ DON DOBSON
                                     DON DOBSON, Vice President/Secretary/
                                     Director

Date: March 22, 2002                 /s/ JOHN P. JONES
                                     JOHN P. JONES Vice President/Treasure/
                                     Director

Date: March 22, 2002                 /s/ IRVING K. EPSTEIN
                                     IRVING K. EPSTEIN, Director

Date: March 22, 2002                 /s/ MIKE NOLAN
                                     MIKE NOLAN, Vice President/Director

Date: March 22, 2002                 /s/ ALAN J. WOODY
                                     ALAN J. WOODY, Vice President/Chief
                                     Financial Officer/Director


             UNION PLAZA HOTEL AND CASINO, INC.
                     AND SUBSIDIARIES

                                     2001

                                ANNUAL REPORT

                              TABLE OF CONTENTS


                                                                       Page

Letter to Stockholders . . . . . . . . . . . . . . . . . . . . . . . . . .1

Selected financial data. . . . . . . . . . . . . . . . . . . . . . . . . .2

Management's discussion and analysis of
  financial condition and results of
  operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3-6

Independent Auditors' Reports . . . . . . . . . . . . . . . . . . .  . . .7

Financial Statements:

  Consolidated balance sheets. . . . . . . . . . . . . . . . . . . . . .8-9
  Consolidated statements of loss  . . . . . . . . . . . . . . . . . . . 10
  Consolidated statements of stockholders' equity. . . . . . . . . . . . 11
  Consolidated statements of cash flows. . . . . . . . . . . . . . . .12-13
  Notes to consolidated financial statements. . . . . .. . . . . . . .14-27

Directors and executive officers . . . . . . . . . . . . . . . . . . . . 28

Special information. . . . . . . . . . . . . . . . . . . . . . . . . . . 29

To Our Shareholders,

The year 2001 was an extremely difficult period for our Company. During the first eight months of the year, we witnessed an overall slowdown in business growth, compounded by increasing costs company-wide. Competition for our middle class customer intensified and prices for goods and services, utilities, and employee health care were all higher. After nine months, our operating income was down nearly eighty percent. Near the end of that period was September 11th.

As expected, the events of September 11, 2001 had a significant impact on our business and our 2001 results. During the fourth quarter, we lost nearly half of our wholesale room bookings causing us to lower prices and to increase advertising to sell rooms. Payroll expenses, as well as other costs, became significantly higher as a percentage of revenue. It was apparent that we were over-staffed in most segments of our operation and certain changes would be required. Between September 11th and December 31st we were able to reduce payroll across the board by over 10% without affecting service.

Despite our quick response to the decline in tourism, the cost reduction efforts put in place could not fully be realized in the fourth quarter. Our expenses increased 11% for the year and our net loss expanded to $3.85 a share.

Although the overall results were very disappointing, 2001 represented the fourth year of positive revenue growth at our Company. Casino revenues at the Plaza were up 9.1% compared to an increase of only 1.7% for all of Downtown Las Vegas. We believe that our on-going efforts to revitalize the hotel and casino, and to market the property aggressively is the key to this growth. Looking forward to 2002 and beyond, our philosophy is to continue to offer our guests an enjoyable gaming and entertainment experience at a reasonable price. We will strive to improve our operating margins in all segments of our operation while improving the property through capital improvements.

In closing, I would like to thank each of you for your continued support as we close out another year and look forward to the future. Please make plans to join us on May 17, 2002 at 10:00am in the Center Stage Restaurant for the annual meeting of shareholders.

						Sincerely,



						John D. Gaughan
						Chairman of the Board

SELECTED FINANCIAL DATA

Amounts in thousands, except per share data
                     2001       2000        1999       1998        1997

Net revenues      $ 54,870    $ 51,271    $ 48,560   $ 45,847    $ 48,015

Casino operating
  revenue           35,683      33,830      32,074     30,886      32,135

Net loss            (2,914)     (1,595)     (3,167)    (5,002)     (3,644)

Total assets        40,513      41,969      43,278     41,539      45,192

Long-term
  Obligations       34,482      31,749      29,887     20,558      26,079

Stockholders'
  Equity               628       3,542       5,137      8,304      13,331
  Loss
  per common
  share            $ (3.85)    $ (2.11)    $ (4.18)   $ (6.60)    $ (4.80)

Cash dividends
  declared
  common share     $    -      $     -     $    -     $     -     $     -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and accompanying notes. Certain statements in this report are forward-looking statements that involve risks and uncertainties, which could cause the Company's future results to differ from the expectations described herein. Forward-looking statements should be evaluated in the context of risk factors and uncertainties.


RESULTS OF OPERATIONS

2001 COMPARED TO 2000

REVENUES

Net revenues increased 7.0% to $54,870,000 in 2001 compared to $51,271,000 in 2000. Casino revenues increased 9.2% or $3,192,000, food and beverage sales improved 6.0% or $584,000 and revenue from other sources rose 16.2% or $351,000. Despite revenue gains in all other major segments, room revenues declined 1.4% or $157,000 for the year.

Casino revenues improved for the third consecutive year due to the Company's continued focus on upgrading the slot floor and aggressive slot marketing. More than 550 new slot machines have been purchased and a wide selection of participation games have been placed on the floor since March of 1999. The #1 Main Club, slot players' reward program, has also been an effective marketing tool to develop both existing and new players. Food and beverage sales were higher despite 35,000 fewer restaurant covers in the year. Food covers declined due to the additional dining options provided by McDonalds, Subway, and Seattle's Best, while food sales benefited from a change in pricing. Combined revenue from other sources increased due to two primary factors including forfeited escrow funds of $200,000 and increased rental income of $180,000. On the downside, room occupancy levels declined 4.1% to an average of 84.5% primarily the result of the public's reluctance to travel in the fourth quarter following September 11, 2001.

OPERATING EXPENSES

Operating expenses increased 10.9% or $5,469,000 for the year ended December 31, 2001. Costs associated with revenue generation, including casino expenses and advertising and promotion, increased a combined $3,673,000. Utilities and maintenance expense rose 10.4% or $634,000 due primarily to increases in electricity and gas costs. General and administrative costs were up 18.7% or $813,000 mostly the result of rental expense on property previously classified as a capital lease. Total rent payments made on the property from July 2001 to December 2001 was $625,000.

OTHER INCOME (EXPENSE)
For the year ended December 31, 2001, the Company recorded a loss of $159,000 on disposition of assets in relation to a slot machine purchase/trade-in transaction at year-end. This compared to a gain of $45,000 for the year ended December 31, 2000. Interest expense declined $779,000 to $2,265,000 reflecting the decreases in the prime rate of interest throughout the year.

NET LOSS
As a result of these factors, the Company reported net losses of $2,914,000 and $1,595,000, respectively, during the years ended
December 31, 2001 and 2000.


2000 COMPARED TO 1999

REVENUES
Net revenues increased 5.6% to $51,271,000 in 2000 compared to $48,560,000 in 1999. The primary contributor to the overall improvement in revenues was strong growth in gaming win at the Company's casino. Room sales were also higher as were food and beverage sales. Promotional allowances, which include complimentary room, food and beverages, which are generally provided to gaming customers, were down during the year.

Gaming revenue continued to improve as net casino win rose 6.2% or $2,033,000. Win from slot machines increased by 13.8% as a result of the continued slot floor update that began in March of 1999. As part of the slot floor upgrade, the Company has purchased or leased a significant number of new and exciting slot machines to provide many more options for the casino guest. Hotel revenues improved by 1.7% or $190,000 as occupancy levels rose to 88.6% from 87.1% a year ago. Combined food and beverage revenue rose .6% or $58,000 despite the fact that beverage sales declined 9.7% or $335,000. Food revenue increased by 4.1% or $393,000 reflecting a higher sales per guest average. Despite the improved gaming and lodging revenues, the Company was effective in reducing the complimentary allowance during 2000. Management believes that the criteria used to evaluate casino players, for the purpose of room, food and beverage comps, remains liberal although controlled.

OPERATING EXPENSES

In spite of the 5.6% growth in revenues, total operating expenses rose just .4% or $175,000 in 2000. As a result of management's efforts to control costs, expenses connected with revenue producing departments were actually lower in 2000 compared to 1999. Advertising, utilities, and depreciation expenses were all higher when compared to 1999.

Casino expenses declined 7.1% or $1,494,000 due to a reduction in payroll expense compared to the year ago period. Reductions in casino expense were partially offset by an increase in food and beverage costs and overall higher room related expenses. Increased costs in the non-revenue producing segments further offset the improvements reported from the casino. Advertising and promotional costs were up more than 50% to $913,000 as the Company increased its marketing efforts amidst rising competition. Utility and maintenance expenses increased by 3.3% or $195,000 during the year, reflecting higher energy and water costs at the Company's property. Depreciation expense rose 15.3% or $544,000 during the year reflective of recent capital improvements made to the property during the past 18 months.

Overall, the Company had a net operating profit of $1,377,000 for 2000 compared to a net operating loss of $1,159,000 in 1999.

OTHER EXPENSE

Interest expense rose 22.1% or $551,000 during 2000 due to a higher level of debt compounded by higher interest rates during the year.

NET LOSS

The net loss for 2000 was $1,595,000 compared to a loss of $3,167,000 in 1999. On a per share basis, the net loss was $2.11 compared to a net loss of $4.18 in 1999.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, the Company's primary source of liquidity was 3,552,000 in cash and cash equivalents and a $1,000,000 letter of credit secured by the Company's majority shareholder. Cash assets accounted for 8.8% of total assets at December 31, 2001 and 7.9% or $3,335,000 of the total assets at December 31, 2000. The ratio of current assets to current liabilities was 1 to 1 for 2001 and .8 to 1 for 2000. Prepaid expenses increased 10.6% or $76,000 during 2001 reflecting higher gaming taxes at year-end. Accounts receivable increased 9.0% or $65,000 including outstanding balances due to the hotel from travel agencies and internet booking agencies.

Long-term debt and obligations under capital leases (including current term portions) was $34,964,000 at December 31, 2001 compared to $33,321,000 at December 31, 2000. The increase in obligations is attributable to additional debt financing from the Company's majority shareholder and equipment lease obligations relating to the slot accounting and telephone systems.

During the year ended December 31, 2001, the Company generated operating cash flow of $1,066,000 compared to $2,693,000 during 2000. The decline in cash flow is attributable to the increase in cash paid to suppliers and employees. Management feels that positive operating cash flows generated by the Company combined with the financial stability of its majority shareholder should be adequate to meet its anticipated requirements.

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information included in the 10-K and other materials filed by the Company with the Securities and Exchange Commission contains statements that are forward-looking, such as statements relating to plans for capital spending, financing sources and effects of regulation and competition. Such forward-looking statements involve important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

Due to the fact that shares in the Company are closely held and there is virtually no trading in the common shares, the performance graph has been omitted from this filing.

                         INDEPENDENT AUDITOR'S REPORT


The Stockholders and
  Board of Directors
Union Plaza Hotel and Casino, Inc.

We have audited the accompanying consolidated balance sheet of Union Plaza Hotel and Casino, Inc. and subsidiaries (a Nevada Corporation) as of
December 31, 2001, and 2000 the related consolidated statements of loss, stockholders' equity and cash flows for the year then ended December 31, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Union Plaza Hotel and Casino, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year then ended December 31, 2001, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.



Conway, Stuart & Woodbury CPA's

Las Vegas, Nevada
March 1, 2000

             UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                         DECEMBER 31, 2001 AND 2000

Amounts in thousands, except per share data

                                  ASSETS
                                                   2001       2000
CURRENT ASSETS:
  Cash and cash equivalents                   $   3,552   $  3,335
  Accounts receivable, net                          786        721
  Inventories of food, beverage
    and supplies                                    423        452
  Prepaid expenses                                  793        717
       TOTAL CURRENT ASSETS                       5,554      5,225

PROPERTY AND EQUIPMENT:
  Land                                            7,012      7,012
  Buildings                                      48,040     57,242
  Leasehold improvements                          3,564      3,534
  Furniture and equipment                        31,659     38,712
                                                 90,275    106,500
  Less accumulated depreciation
   and amortization                              55,903     70,381
       NET PROPERTY AND EQUIPMENT                34,372     36,119

OTHER ASSETS                                        587        625

                                               $ 40,513   $ 41,969

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

            UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS (CONTINUED)
                       DECEMBER 31, 2001 AND 2000

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Amounts in thousands, except per share data
                                                   2001        2000
CURRENT LIABILITIES:
  Accounts payable                               $  2,441   $  2,590
  Accrued liabilities                               2,353      2,516
  Short-term contracts payable                        127         -
  Current portion of long-term debt                    38        680
  Current portion of obligations under
   capital leases                                     444        892
      TOTAL CURRENT LIABILITIES                     5,403      6,678

LONG-TERM DEBT,
 less current portion                              32,900     31,604

OBLIGATIONS UNDER CAPITAL LEASES,
  less current portion                              1,582        145

    TOTAL LIABILITIES                              39,885     38,427

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000 shares;
   outstanding 757,419 shares at
   December 31, 2001 and 2000                         750        750
  Additional paid-in capital                        5,462      5,462
  Retained earnings                                 8,313     11,227
                                                   14,525     17,439
  Less: treasury stock at cost, 742,581 shares
   at December 31, 2001 and 2000                   13,897     13,897
       TOTAL STOCKHOLDERS' EQUITY                     628      3,542

                                                 $ 40,513   $ 41,969




The accompanying notes to consolidated financial statements are an integral part of these financial statements.

             UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF LOSS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Amounts in thousands, except per share data
                                            2001       2000       1999
REVENUES:
  Casino                                    $ 37,807  $ 34,615  $ 32,582
  Food and beverage                           10,351     9,767     9,709
  Rooms                                       11,110    11,267    11,077
  Other                                        2,524     2,173     2,268
        GROSS REVENUES                        61,791    57,822    55,636
  Less promotional allowances                  6,922     6,551     7,076
        NET REVENUES                          54,870    51,271    48,560

OPERATING EXPENSES:
  Casino                                      22,865    19,608    21,102
  Food and beverage                            8,997     8,779     8,322
  Rooms                                        4,294     4,216     4,088
  General and administrative                   5,155     4,342     4,334
  Entertainment                                  591       579       597
  Advertising and promotion                    1,329       913       599
  Utilities and maintenance                    6,712     6,078     5,883
  Depreciation and amortization                4,130     4,110     3,566
  Provision for doubtful accounts                 44        39        24
  Other costs and expenses                     1,246     1,230     1,204
        TOTAL OPERATING EXPENSES              55,363    49,894    49,719

        OPERATING INCOME (LOSS)                 (493)    1,377    (1,159)

OTHER INCOME (EXPENSE):
  Interest income                                  3        27        19
  Gain (loss) on sale of assets                 (159)       45        72
  Interest expense                            (2,265)   (3,044)   (2,493)
        TOTAL OTHER INCOME (EXPENSE)          (2,421)   (2,972)   (2,402)

        LOSS BEFORE INCOME TAX                (2,914)   (1,595)   (3,561)

INCOME TAX BENEFIT:
  Deferred                                        -         -        394

NET LOSS                                     $(2,914)  $(1,595) $ (3,167)

LOSS PER COMMON SHARE                        $( 3.85)  $( 2.11) $ ( 4.18)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

             UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Amounts in thousands, except per share data

                              Additional
                      Common   paid-in    Retained  Treasury
                       stock   capital    earnings   stock      Total
BALANCE:
  December 31, 1998    $750    $ 5,462    $ 15,989  $(13,897)  $  8,304

  Net loss for 1999      -          -       (3,167)      -       (3,167)


BALANCE:
  December 31, 1999    $750    $ 5,462    $ 12,822  $(13,897)  $  5,137

  Net loss for 2000      -          -       (1,595)      -       (1,595)


BALANCE:
  December 31, 2000    $750     $5,462     $11,227  $(13,897)  $  3,542

  Net loss for 2001      -         -        (2,914)      -       (2,914)

BALANCE:
  December 31, 2001    $750     $5,462     $ 8,313  $(13,897)  $    628

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

              UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Amounts in thousands, except per share data
                                         2001       2000       1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers         $ 54,761   $ 51,289   $ 48,361
  Cash paid to suppliers and
    employees                           (51,314)   (45,625)   (46,466)
  Interest received                           3         27         19
  Interest paid                         ( 2,384)   ( 2,998)   ( 1,936)
        NET CASH PROVIDED BY
          (USED IN)OPERATING
           ACTIVITIES                     1,066      2,693    (    22)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property
    and equipment                            42         45         72
  Purchase of property and equipment    ( 1,173)   ( 2,932)   ( 1,006)
        NET CASH USED IN
          INVESTING ACTIVITIES          ( 1,131)   ( 2,887)   (   934)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on
    short-term contracts                (   158)        -          -
  Proceeds from long-term debt            2,000      3,205      2,500
  Principal payments on long-term debt  (   641)   ( 1,492)   (   822)
  Principal payments on capital leases  (   919)   ( 1,434)   (   999)
        NET CASH PROVIDED BY
          FINANCING ACTIVITIES              282        279        679

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                      217         85    (   277)

CASH AND CASH EQUIVALENTS,
  at beginning of the year                3,335      3,250      3,527

CASH AND CASH EQUIVALENTS,
  At end of the year                   $  3,552   $  3,335   $  3,250

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

          UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
         FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Amounts in thousands, except per share data

                                                2001     2000     1999
RECONCILIATION OF NET LOSS TO NET
  CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:

  Net loss                                   $(2,914)  $(1,595) $(3,167)
ADJUSTMENTS TO RECONCILE NET LOSS
  TO NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:

  Depreciation and amortization                4,130     4,110    3,566
  (Gain)loss on sale of property
     and equipment                               159    (   45)  (   72)
  Interest expense                                -         -       352
  Provision for doubtful accounts                 44        39       24

  (Increase) decrease in assets:
      Accounts receivable                     (  109)   (  241)  (   33)
      Inventories                                 29        38   (   65)
      Prepaid expenses                        (   76)       93      182
      Other assets                                17        32       72
  Increase (decrease) in liabilities:
      Accounts payable                        (   51)      142   (  164)
      Accrued liabilities                     (  163)      120   (  323)
      Deferred income tax                         -         -    (  394)
          TOTAL ADJUSTMENTS                    3,980     4,288    3,145

NET CASH PROVIDED BY
   (USED IN) OPERATING
    ACTIVITIES                               $ 1,066   $ 2,693  $(   22)

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

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

    PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements for 2001, 2000 and 1999 include the accounts of Union Plaza Hotel and Casino, Inc. (the Company) and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

    CASINO REVENUE AND RECEIVABLES

    In accordance with common industry practice, the Company recognizes as casino revenue the net win (which is the difference between amounts wagered and amounts paid to winning patrons) from gaming activities. Credit is extended to certain casino customers and the Company records all unpaid advances as casino receivables on the date credit was granted. Allowances for estimated uncollectible casino receivables are provided to reduce these receivables to amounts anticipated to be collected. The Company does not believe it is subject to any unusual credit risk beyond the normal risk attendant to operating its business.

    INVENTORIES

    Inventories are valued at the lower of cost (first-in, first out or weighted average) or market. Maintenance and other operating supplies are stated at estimated amounts considered by management to be necessary to conduct full operations. Subsequent replacements are charged to expense.

            UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Expenditures for additions, renewals and betterments are capitalized; expenditures for maintenance and repairs are charged to expenses as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the accounts and the resulting gain or loss is included in income. Depreciation, including amortization of capitalized leases, is computed using the straight-line method. Leasehold improvements (distinguished from unamortized leasehold costs) are amortized over the lives of the leases.

    Property and equipment, including capitalized leases, are depreciated over their estimated useful lives of 3 to 20 years for land improvements, 20 to 40 years for buildings, 5 to 30 years for leasehold improvements and 3 to 10 years for furniture and equipment.

    OTHER ASSETS

    Leasehold costs are being amortized on a straight-line basis over the initial 30-year term of the lease. Other assets also includes operating stock for the company's hotel and food and beverage operations

    PROGRESSIVE JACKPOT LIABILITY

    The Company has a number of progressive jackpot slot machines, progressive poker games and progressive bingo jackpots. As coins are played on the progressive jackpot slot machines, the amount available to win increases and will be paid out when the appropriate jackpot is hit. The jackpots for the poker games and bingo also increase with amount of play, to be paid out when hit. In accordance with common industry practice, the Company has recorded the progressive jackpots as a liability with a corresponding charge against casino revenue.

    OUTSTANDING CHIP AND TOKEN LIABILITY

    In accordance with common industry practice, the Company records the difference between the chips and tokens on hand and the chips and tokens placed in service as a liability. The Company has an obligation to redeem these chips ad tokens for cash in the future.

    PLAYERS' CLUB LIABILITY

    The Company has recorded a liability or points issued to patrons in conjunction with its players' club program. Points are redeemable for cash or merchandise. As more fully described in note 15, the Company records the value of points issued to patrons as a reduction in casino revenue.

           UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    PROMOTIONAL ALLOWANCES

    The retail value of admissions, food and beverage and other complimentary items furnished to customers without charge is included in gross revenue and then deducted as promotional allowances. The retail value of such promotional allowances have been included in gross revenue as follows:

      Amounts in thousands

                                                 2001     2000     1999

Food and beverage                             $  3,798    3,562    3,993
Rooms                                            3,124    2,989    3,083
                                              $  6,922    6,551    7,076

    Additionally, the estimated cost of providing such promotional allowances have been included in casino expenses on the statements of loss as follows:

      Amounts in thousands

                                                 2001     2000     1999

Food and beverage                             $  5,214    5,038    5,812
Rooms                                            1,678    1,523    1,577
                                              $  6,892    6,561    7,389

    INCOME TAXES

    The Company and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided to reflect the tax effect of timing differences between financial and tax reporting, principally related to depreciation, casino revenue, interest costs, accrued expenses, capitalization of leases, capitalization of property costs and write-down of facilities and other investments to estimated recoverable value. The Company accounts for the general business credit as a reduction of income tax expense in the year in which such credits are utilized. Carryforwards of this credit, as well as the tax effect of net operating loss carryforwards, are shown as a reduction to deferred income taxes.

    STATEMENT OF CASH FLOWS

    The statements of cash flows classify changes in cash and cash equivalents according to operating, investing or financing activities. For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

           UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

    NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    Based on the borrowing rates currently available to the Company, the carrying value of notes payable and long-term debt approximate fair value.

    VALUATION OF LONG-LIVED ASSETS

    Long-lived assets and certain identifiable intangibles held and used by the Company are reviewed for impairment whenever events or changes in circumstances warrant such a review. The carrying value of a long-lived or intangible asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that fair values are reduced for the cost of disposal.

    ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures.

    NOTE 2 - CASH

    The Company maintains cash balances in two financial institutions in Las Vegas, Nevada insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances at December 31, 2001 and 2000 are $891,000 and $687,000 respectively. Also included in cash are uninsured money market funds amounting to $9,000 at December 31, 2001 and 2000.

    NOTE 3 - ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:

        Amounts in thousands
                                                    December 31,
                                                   2001       2000
        Casino                                  $ 263       $ 275
        Hotel                                     430         355
        Other                                     139         136
                                                  832         766
      Less allowance for
        doubtful accounts                          46          45
                                                $ 786       $ 721

         UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    NOTE 4 - OTHER ASSETS

    Other assets consist of the following:

       Amounts in thousands
                                                       December 31,
                                                      2001      2000
        Expansion of gaming rights, less
          accumulated amortization of
          $810,000 and $790,000                     $    -    $    20
        Leasehold costs, less accumulated
          amortization of $439,000 and
          $434,000                                       -          5
        Deposits and other                              587       600
                                                    $   587   $   625

    NOTE 5 - ACCRUED LIABILITIES

    Accrued liabilities consist of the following:

        Amounts in thousands
                                                       December 31,
                                                      2001      2000
        Salaries and wages                          $ 1,028   $   965
        Taxes, other than taxes on income               219       272
        Accrued interest                                132       251
        Progressive jackpot liabilities                 208       335
        Outstanding chip and token liability            172       256
        Players' club liability                         332       194
        Other                                           262       243
                                                    $ 2,353   $ 2,516

    NOTE 6 - INCOME TAXES

    Deferred income tax expense (benefit) results from timing differences in the recognition of revenue and expense for tax and financial statement purposes.

    Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS 109) requires deferred tax liabilities or assets at the end of each period be determined using the tax rate expected to be in effect when taxes are actually paid or recovered.

           UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

    NOTE 6 - INCOME TAXES (CONTINUED)

    The sources of those timing differences and the current tax effect of each were as follows:

    Amounts in thousands

                                              2001      2000      1999
  Depreciation and amortization             $(  365)  $(  310)  $(  422)
  Capitalized leases                             27       319       242
  Net operating losses                       (  539)   (  560)   (1,027)
  Vacation and backpay                           17    (   12)   (   13)
  Other                                      (   28)       69        48
  Tax credits                                (   62)      127        11
  Tax credit valuation allowance                 -     (  200)   (   78)
                                            $(  950)  $(  567)  $(1,239)
  Less valuation allowance                      950       567       845
                                            $    -   $     -    $(  394)

    The components of the net deferred tax liability at December 31, 2001 and 2000 under SFAS 109 are as follows:

Amounts in thousands

                                              December 31,
                                             2001      2000      Tax Expense
        Deferred tax asset                $ 2,362   $ 1,412   $   950
        Valuation allowance                (2,362)   (1,412)   (  950)
                                          $     -   $     -   $     -

    The Company has net operating loss carryforwards of approximately 20,120,000 and tax credit carryforwards of approximately $913,000 at December 31, 2001 with expiration dates through December 31, 2021. Tax credits are used to reduce federal income taxes in the year which benefit is available.

            UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

    NOTE 6 - INCOME TAXES (CONTINUED)

    Reconciliations between the actual tax expense (benefit) and the amount computed by applying the U.S. Federal Income Tax rate to income
(loss) before taxes are as follows:

        Amounts in thousands


                              2001              2000              1999
                                 Percent           Percent           Percent
                                    of                of                of
                                  Pretax            Pretax            Pretax
                         Amount   Income   Amount   Income   Amount   Income
Computed "expected"
  tax expense(benefit)   $(  990) (34.0%)  $(  542) (34.0%)  $(1,077) (34.0%)
Increase (reduction)
  in tax resulting from:
    Tax credits           (   62) ( 2.1%)      127    7.9%        11    0.4%
    Tax credit valuation
     allowance                 -      -     (  200) (12.5%)   (   78) ( 2.5%)
    Nondeductible
      expenses               102    3.5%        48    3.0%    (   95) ( 2.9%)
Actual tax Benefit       $(  950) (32.6%)  $(  567) (35.6%)  $(1,239) (39.0%)
Less valuation allowance     950   32.6%       567   35.6%       845   26.6%
                         $     -      -    $     -      -    $(  394) (12.4%)

    NOTE 7 - LONG-TERM DEBT


    Long-term debt at December 31, 2001 and 2000 is as follows:

      Amounts in Thousands

                                                      December 31,
                                                   2001        2000
     Related party note, as amended,
     payable in monthly payments of
     interest only at prime not to exceed
     12%, until January 1, 2005, at which
     time the entire balance plus accrued
     interest is due. The note is secured
     by a First Deed of Trust on land and
     buildings.  The effective rate of
     interest at December 31, 2001 is 4.75%.       $ 32,900    $ 31,604

           UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    NOTE 7 - LONG-TERM DEBT (CONTINUED)

     Amounts in Thousands

                                                     December 31,
                                                   1999        1998
    Contracts payable, secured by slot machines
      and related equipment, payable in monthly
      installments of 25% of net win with no
      stated interest for the first twelve
      months, after which an interest rate of
      3% over prime applies to the remaining
      balance.  Any remaining balance plus
      accrued interest is due as follows:


        April 1, 2001                              $     -     $   49

        May 1, 2001                                      -        179

        December 30, 2001                                -         11

        July 1, 2002                                     -         53

        September 8, 2002                                -         82

        December 30, 2002                               38        229

    Contract payable, secured by slot machines
      and related equipment, payable in monthly
      installments of 25% of net win with no
      stated interest.  Any remaining balance
      plus accrued interest was due on
      July 1, 2001.                                $     -         77

    Total long-term debt                            32,938     32,284
    Less current portion                                38        680
    Total long-term debt, net                       32,900     31,604

           UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

    NOTE 7 - LONG-TERM DEBT (CONTINUED)

    Principal payments on long-term debt during the succeeding five years are as follows:

    Amounts in Thousands

        2002                                       $     38
        2003                                              -
        2004                                              -
        2005                                         32,900
                                                   $ 32,938

    Interest on long-term debt was $2,198,000 in 2001, $2,802,000 in 2000 and $2,143,000 in 1999.

    NOTE 8 - LEASES

    The Company leases equipment under long-term agreements, which are classified as capital leases. The capital lease with Exber, Inc., a 51.03% stockholder of the Company, covering the hotel and bus depot property expired during 2001. The hotel and bus depot property are now leased from Exber, Inc. on a month-to-month basis under an operating lease commencing on July 1, 2001. The bus depot property is sublet to Greyhound Lines, Inc. under a lease, the original term of which expired during 2001. On August 1, 2001 the Company and Greyhound Lines, Inc. exercised the first of two availabe ten year options.


    Property and equipment includes the following property under capital leases by major classes:

        Amounts in thousands

                                                     December 31,
                                                   2001        2000
      Buildings                                  $     -     $ 9,242
      Equipment                                    2,814         906
                                                   2,814      10,148
      Less accumulated amortization:
         Buildings                                     -       9,145
         Equipment                                   790         297
                                                 $ 2,024     $   706

    Depreciation and amortization expense includes amortization of buildings under capital leases of $97,000 for 2001, and $176,000 per year for 2000 and 1999, and amortization of equipment of $348,000, $181,000 and $116,000 for 2001, 2000 and 1999, respectively.

          UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

    NOTE 8 - LEASES (CONTINUED)

    Interest paid on property under capital leases was $67,000 for 2001, $242,000 for 2000 and $350,000 for 1999.

    Future minimum payments, by year and in the aggregate, under capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2001:

      Amounts in thousands

                                                 CAPITAL
      Year                                       LEASES
      2002                                      $   551
      2003                                          463
      2004                                          463
      2005                                          463
      2006                                          463
      Thereafter                                     61

     Total Minimum Lease Payments                 2,424
     Less amount representing interest              398

     Present value of net minimum lease
        payments under capital leases             2,026
      Less current portion                          444

        Obligations Under Capital Leases        $ 1,582

    OPERATING LEASES


    Rental expense for all operating leases are as follows:

      Amounts in thousands
                                              2001     2000     1999
      Buildings                               $ 625    $  -     $  -
      Parking lot leases                         24       24       24
                                              $ 649    $  24    $  24

    OPERATING SUBLEASES

    The Company rents the bus depot property and other building spaces to several retail stores under various operating subleases. Income from these subleases, included in other income, for 2001, 2000 and 1999 was $487,000, $307,000 and $293,000, respectively.

          UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

    NOTE 8 - LEASES (CONTINUED)

    Future minimum rents receivable, by year, under operating subleases with initial or remaining terms of one year or more consist of the following at December 31, 2001:

    Amounts in Thousands

          Year                                    Operating Subleases
          2002                                        $  499
          2003                                           495
          2004                                           437
          2005                                           404
          2006                                           409
          Thereafter                                   1,939
                                                      $4,183

    NOTE 9 -EMPLOYEE BENEFIT PLANS

    The Company contributes to a discretionary executive bonus plan. Contributions for 2001, 2000, and 1999 were $193,000, $228,000 and
$31,000, respectively.

    The Company also has a qualified profit sharing plan for eligible non-union employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. No contributions were made to the plan for 2001, 2000, and 1999.

    The Company provides no post-retirement benefits to employees subject to the requirements of Statement of Financial Accounting
Standards No. 106 (SFAS 106) which requires accrual of expected cost of providing those benefits to an employee during the years that the employee renders service.

    NOTE 10 - LOSS PER COMMON SHARE

    Loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Shares used for the computation of earnings per common share are 757,419 for each of the years 2001, 2000 and 1999.

         UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

    NOTE 11 - RELATED PARTIES

    The related party note payable of $32,900,000, as more fully described in Note 7, is payable to Exber, Inc., a 51.03% stockholder of the Company. Included in accrued liabilities is $132,000 and $251,000 of accrued interest relating to this note at December 31, 2001 and 2000, respectively. Interest expense on this note was $2,189,000, $2,758,000 and $2,143,000 for 2001, 2000, and 1999, respectively.
In addition, the Company has a line of credit for $1,000,000 with Exber, Inc. to be used for normal operating requirements as needed. As of December 31, 2001 and 2000 the outstanding balance was $0.

    The Company also pays $104,000 in monthly lease payments to Exber, Inc. for the hotel and bus depot property, as more fully described in Note 8. The Company paid $1,250,000 during 2001, $1,354,000 during 2000 and $1,250,000 during 1999 in connection with the lease. Interest expense on the capital lease was $24,000, $185,000 and $313,000 for 2001, 2000 and 1999, respectively.

During 2001, the Company also financed various equipment purchases through Exber, Inc., which have been classified as capital leases. As of December 31, 2001, capital leases include $1,881,000 payable to Exber, Inc. Interest expense on these capital leases was $13,000 for 2001.

    In September of 2000, the Company entered into an agreement with Coast Hotels and Casinos, Inc. to operate the sports book facilities located in the Union Plaza Hotel and Casino. In connection with this agreement, the Company receives a prorated share of the net income or net loss from total sports book operations for Coast Hotels and Casinos, Inc. For the years ended December 31, 2001 and 2000, the Company had a net income of $742,000 and $296,000, respectively, in relation to this agreement. In addition, $26,000 and $97,000 was payable to Coast Hotels and Casinos, Inc. as of December 31, 2001 and 2000, respectively.
Coast Hotels and Casinos, Inc. is a wholly-owned subsidiary of Coast
Resorts, Inc. A major stockholder and chairman of the board of Coats Resorts, Inc. is the son of the President of the Company.

    The Company paid $26,000 and $53,000 to Coast Hotels and Casinos, Inc. d/b/a Gold Coast Hotel and Casino during 2000 and 1999, respectively, in conection with various services provided to the Company.

    The Company paid $25,000, $27,000 and $29,000 to Las Vegas
Dissemination, Inc. during 2001, 2000 and 1999, respectively, in connection wioth race book pari-mutuel system operator fees.
The sole stockholder of Las Vegas Dissemination, Inc. is the grandson of the President of the Company.

         UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

    NOTE 12 - CONTINGENCIES

    LITIGATI0N

    The Company has contingent liabilities with respect to lawsuits and other matters arising in the ordinary course of business. It is estimated that the adverse effect of these lawsuits will not exceed $100,000.

    LIQUIDITY AND CAPITAL RESOURCES

    The Company has had recurring net losses over the past three years amounting to $2,914,000, $1,595,000 and $3,167,000 in 2001, 2000
and 1999 respectively. At December 31, 2001 its current assets exceed its current liabilities by approximately $151,000.


    NOTE 13 - ADVERTISING COSTS


    The Company expenses advertising costs as incurred. Advertising expense was $1,329,000, $913,000 and $559,000 for the years ended December 31, 2001,
2000 and 1999 respectively.

    NOTE 14 - SUPPLEMENTAL CASH FLOWS INFORMATION

Supplemental schedule of non-cash
 Investing and financing activities:

      Amounts in thousands:
                                                       December 31,
                                                2001    2000     1999
      Equipment acquired by direct
          financing                          $ 883     $ 449     $4,763

          Long-term debt payments directly
           financed                          $  -      $  -      $ 321

          Lease payments directly financed   $  -      $  -      $ 104

          Equipment acquired through         $ 507     $  -      $  -
          capital leases

        UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

    NOTE 15 - RECLASSIFICATION OF ITEMS

     As of January 1, 2001, the Company adopted Emerging Issues Task Force Issue 00-22, "Accounting for Points and Certain Other Time-Based or Volume-based Sales Incentive Offers, and Offers for Free Products or Services to be Delivered in the Future", which requires that certain incentives related to gaming play be recorded as a reduction to gross casino revenue. The Company previously recorded such incentives as an operating expense.

     In accordance with common industry practice, the estimated costs of providing promotional allowances have been included in casino expenses on the statements of loss as more fully described in note 1. The Company previously recorded these amounts in food and beverage expense and rooms expense.

     In addition to the above changes, other items in the 2000 and 1999 financial statements have been reclassified to be consistent with the 2001 financial statement presentation.

     The net impact of these reclassifications is to reduce net revenues and casino expenses by $526,000 and $508,000 for the year ended December 31, 2000 and 1999, respectively. The reclassifications have no impact on net income for the years ended December 31, 2000 and 1999.


NOTE 16 - SUBSEQUENT EVENTS

     Effective March 15, 2002, the Company refinanced $704,000 of the long term debt payable to Exber, Inc. and $812,000 of accounts payable as long term capital leases payable to Exber, Inc. In accordance with FAS 6, "Classification of Short-Term Obligations Expected to Be Refinanced", the financial statements, as of December 31, 2001, present these amounts as if the transaction had occurred as of December 31, 2001. The new lease agreement requires monthly payments of $30,650 principal and interest commencing March 15, 2002 for a period of 60 months. Interest will be harged at a rate of 8% per year.

                DIRECTORS AND EXECUTIVE OFFICERS


                               Directors

John D. Gaughan                                  Chairman of the Board

J.K. Houssels                                    Vice Chairman of the Board

Donald L. Dobson                                 Director

John P. Jones                                    Director

Michael Nolan                                    Director

Irving K. Epstein                                Director

Alan J. Woody                                    Director

                              Executive Officers

John D. Gaughan                                  Chief Executive Officer/
                                                    President

Donald L. Dobson                                 Vice President/Corporate
                                                   Secretary

John P. Jones                                    Vice President/Treasurer

Michael Nolan                                    Vice President/General
                                                 Manager

Alan J. Woody                                    Chief Financial Officer/
                                                 Controller

                           SPECIAL INFORMATION


SCOPE OF OPERATIONS

    The Company operates the Union Plaza Hotel and Casino (Union Plaza) resort complex in downtown Las Vegas, Nevada.

    The casino facilities offer a variety of games which generate approximately 61% of the gross revenue of the Company. The major games of chance featured by the Company's casino include craps, card room, blackjack ("21"), keno, slot machines, race and sports book, roulette, baccarat, bingo and pai-gow poker.

    The food and beverage facilities account for approximately 17% of the Company's gross revenues. The room operation provides approximately 18% of gross revenue with retail shops, subleases, vending, interest on investments, and miscellaneous gains on the sale of assets accounting for the remaining 4%.

FORM 10-K

    A copy of the Company's Annual Report of Form 10-K, as filed with the Securities and Exchange Commission, will be furnished without charge to any stockholder upon written request to Mr. John D. Gaughan, President, Union Plaza Hotel and Casino, Number One Main Street, P.O. Box 760, Las Vegas, Nevada 89125.

ANNUAL STOCKHOLDERS' MEETING

    The annual meeting of Union Plaza Hotel and Casino, Inc. will be held on May 17, 2002, at the Center Stage Restaurant, Number One Main Street, Las Vegas, Nevada.

DIVIDENDS AND MARKET PRICE STATISTICS OF COMMON STOCK

    The Company's stock is not traded on any securities exchange. A dividend of $.10 per share was paid to the stockholders of record on the shares of common stock outstanding on the last day of each quarter during 1981 and 1980. No dividends have been declared or paid since 1981.

AUDITORS

    The Company's auditors are Conway, Stuart & Woodbury, CPA's, 4021 Meadows Lane, Las Vegas, Nevada 89107.


             This report is prepared for the information of stockholders, employees, and other interested persons. It is not transmitted in connection with the sale of any security or offer to sell or offer to buy any security.