Form 10-Q
period 2002-06-30
UNION PLAZA HOTEL & CASINO INC
filed 2002-08-14
CIK 87918

UNION PLAZA HOTEL AND CASINO, INC.
1 Main Street
Las Vegas, NV  89101

                                         August 14, 2002
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


          For the quarterly period ended June 30, 2002


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

                                        Outstanding at
       Class of Common Stock            June 30, 2002
          $.50 par value                757,419 shares

The Securities and Exchange Commission
Washington D.C.


The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's annual report has been omitted; however, such information reflects all adjustments which are, in the opinion of Management, necessary to a fair statement of the results for the interim period.


/s/ ALAN J. WOODY

Alan J. Woody, Chief Financial Officer

Las Vegas, Nevada
August 13, 2002

                 PART 1. - Financial Information

Item 1.    Financial Statements








               UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                         CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                      JUNE 30, 2002 AND DECEMBER 31, 2001


              UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
               JUNE 30, 2002 AND DECEMBER 31, 2001

                            ASSETS

                                   JUNE 30,      DECEMBER 31,
                                      2002            2001
                                   (Unaudited)
Current Assets:
 Cash                           $  5,967,000    $  3,552,000
 Accounts receivable                 585,000         786,000
 Inventories of food, beverage
   and supplies                      426,000         423,000
 Prepaid expense                     468,000         793,000

Total current assets               7,446,000       5,554,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        48,090,000      48,040,000
 Leasehold improvements            3,564,000       3,564,000
 Furniture and equipment          32,381,000      31,659,000

Total Property and equipment      91,047,000      90,275,000

 Less accumulated depreciation
  and amortization                57,825,000      55,903,000

Net property and equipment        33,222,000      34,372,000

 Other assets                        579,000         587,000


                                $ 41,247,000    $ 40,513,000



              The accompanying notes are an integral
              Part of these financial statements.

              LIABILITIES AND STOCKHOLDERS' EQUITY



                                        JUNE 30,    DECEMBER 31,
                                          2002         2001
                                        (Unaudited)
Current liabilities:
  Accounts payable                    $ 2,457,000   $ 2,441,000
  Accrued liabilities                   2,192,000     2,353,000
  Short term contracts payable            682,000       127,000
  Current portion of long-term debt             0        38,000
  Current portion of obligations under
   capital leases                         339,000       444,000
        Total current liabilities       5,670,000     5,403,000

Long-term debt, less current portion   32,900,000    32,900,000
Obligations under capital leases, less
 current portion                        1,441,000     1,582,000


                                       40,011,000    39,885,000

Commitments and contingencies


Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 757,419 shares at
   December 31, 2001 and 757,419 shares
   at June 30, 2002.                      750,000       750,000
Additional paid-in capital              5,462,000     5,462,000
Retained earnings                       8,921,000     8,313,000
                                       15,133,000    14,525,000
Less treasury stock, at cost, 742,581
 shares at December 31, 2001 and
 742,581 shares at June 30, 2002.      13,897,000    13,897,000

           Total stockholders' equity   1,236,000       628,000

                                      $41,247,000   $40,513,000



            The accompanying notes are an integral
              part of these financial statements.


      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME

        SIX AND THREE MONTHS ENDED JUNE 30, 2002 AND 2001
          Amounts in thousands except per share data

                          (Unaudited)
                                 SIX MONTHS ENDED       THREE MONTHS ENDED
                                      JUNE 30                JUNE 30
                                   2002      2001           2002       2001
Revenues:
  Casino                           $  18,557  $ 19,008    $  8,560   $ 9,104
  Food and Beverage                    5,027     5,177       2,346     2,532
  Rooms                                5,760     5,738       2,715     2,841
  Other                                1,069     1,098         514       542

   Gross revenues                     30,413    31,021      14,135    15,019
  Less promotional complimentaries     3,376     3,209       1,416     1,544

   Net revenues                       27,037    27,812      12,719    13,475

Operating expenses:
 Casino                               10,016    10,849       4,874     5,653
 Food and Beverage                     4,100     4,536       2,040     2,278
 Rooms                                 1,939     2,162       1,027     1,111
 General & Administrative              3,124     2,205       1,371     1,046
 Entertainment                           207       308         105       152
 Advertising & Promotion                 689       548         344       246
 Utilities & Maintenance               3,046     3,286       1,628     1,760
 Depreciation & Amortization           1,922     2,124         959     1,065
 Provisions for Doubtful Accts.           15         2          10        (1)
 Other Costs and Expenses                555       623         256       313

   Total operating expenses           25,613    26,643      12,614    13,623

   Operating income/(loss)             1,424     1,169         105      (148)

Other income (expense):
 Gain on sale of assets                    3        41           0        31
 Interest Income                          15         3           7         1
Interest Expense                        (833)   (1,293)       (427)     (583)
       (815)   (1,249)       (420)     (551)

Income before income taxes               609       (80)       (315)     (699)
Net Income/(Loss)                        609       (80)       (315)     (699)

Earnings/(Loss) per common share        $.80    ($0.11)     ($0.42)   ($0.92)

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS

        FOR SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      (Unaudited)

INCREASE IN CASH AND CASH EQUIVALENTS
                                                2002           2001
Cash flows from operating activities:
 Cash received from customers              $ 27,238,000   $ 27,466,000
 Cash paid to suppliers and employees       (22,927,000)   (24,377,000)
 Interest received                               15,000          2,000
 Interest paid                                 (833,000)    (1,292,000)

   Net cash provided by operating activities  3,493,000      1,799,000

Cash flows from investing activities:
 Proceeds from sale of property & equipment       4,000         41,000
 Purchase of property and equipment            (418,000)      (618,000)
   Net cash used in investing activities       (414,000)      (577,000)

Cash flows from financing activities:
 Principal payments on short term contracts    (418,000)       (22,000)
   payable
 Principal payments on capital lease           (246,000)      (743,000)
 Principal payments on long-term debt                 0       (537,000)
   Net cash provided (used) in financing
     activities                                (664,000)     (1,302,000)

Net increase in cash and
  cash equivalents                            2,415,000        (80,000)
Cash and cash equivalents
  at 12/31/01 & 12/31/00                      3,552,000      3,335,000

Cash and cash equivalents,
  at 06/30/02 & 06/30/01                      5,967,000      3,255,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net income(loss) for period ended
  06/30/02 and 06/30/01                      $  609,000   $    (80,000)

 Adjustments to reconcile net income to
  Net cash provided by operating activities:
  Depreciation and amortization               1,922,000      2,124,000
  Gain on sale of assets                         (4,000)       (41,000)
  Provision for doubtful accounts                15,000          2,000
(Increase) decrease in assets:
   Accounts receivable                          186,000         57,000
   Inventories                                   (3,000)       (16,000)
   Prepaid expenses                             325,000       (239,000)
   Other assets                                   8,000       (176,000)
Increase (decrease) in liabilities:
   Accounts payable                             596,000        168,000
   Accrued expenses                            (161,000)             0
     Total adjustments                        2,884,000      1,879,000

Net cash provided by operating
 activities                                $  3,493,000   $  1,799,000


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

     In accordance with common industry practice, the estimated costs of providing promotional allowances have been included in casino expenses on the statements of income. The Company previously recorded these amounts in food and beverage expense and rooms expense. Amounts in the June 30, 2001 financial statements have also been reclassified to be consistent with the presentation as of June 30, 2002.

NOTE 2 - EARNINGS PER COMMON SHARE

     Earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. The weighted average number of shares outstanding was 757,419 during the six months ended June 30, 2002 and June 30, 2001.

NOTE 3 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. During the first six months of 2002, the Company authorized and distributed $188,000 to this plan compared to a year ago when $135,000 was authorized. The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. There have been no profit sharing plan contributions since 1996 and it is anticipated that there will be none in the foreseeable future.

NOTE 4 - RELATED PARTIES

          The related party note payable of $32,900,000, as more fully described in Note 6, is payable to Exber, Inc., a 51.03% stockholder of the Company. Interest expense on this note was $781,000 and $1,241,000 for the six months ended June 30,2002 and 2001, respectively. In addition, the Company has a line of credit for $1,000,000 with Exber, Inc. to be used for normal operating requirements as needed. As of June 30, 2002 and December 31,2001, the outstanding balance was $0.

UNION PLAZA HOTEL AND CASINO,INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4 - RELATED PARTIES (cont.)

	The Company leases equipment under long-term agreements, which are classified as capital leases. The capital lease covering the hotel and bus depot property expired during 2001. The hotel and bus depot property are now leased from Exber, Inc. on a month-to-month basis under an operating lease commencing on July 1, 2001, with monthly payments of $104,000. The Company paid a total of $625,000 during each of the six months ended
June 30, 2002 and 2001. The Company paid no interest on this lease during the first six months of 2002 compared to $24,000 paid in the first half of 2001.

	During 2002 and 2001, the Company financed various equipment purchases through Exber, Inc., which have been classified as capital leases. As of June 30, 2002, capital leases include $1,759,000 payable to Exber, Inc. Interest paid to Exber, Inc. on these capital leases was $48,000 for the first six months of 2002.

NOTE 5 - CONTINGENCIES

	The Company has contingent liabilities with respect to lawsuits and other maters arising in the ordinary course of business. In the opinion of management, no material liability exists with respect to these contingencies.

NOTE 6 - LONG TERM DEBT

Long-term debt consists of the following:

                                              June 30,        December 31,
2002 2001
Related party note, as amended, payable in
monthly payments of interest only at prime
not to exceed 12%, until January 1, 2005,
at which time the entire balance plus accrued
interest is due.  The note is secured by a
First Deed of Trust on land and buildings.
The effective rate of interest at June 30,
2002 is 4.75%                                  $32,900,000     $32,900,000

Contract payable, secured by slot machines
and related equipment, payable in monthly
installments of 25% of net win with no
stated interest for the first twelve months,
after which an interest rate of 3% over prime
applies to the remaining balance.                    -              38,000

                                                32,900,000      32,938,000
Less current portion                                                38,000

                                               $32,900,000     $32,900,000


FINANCIAL INFORMATION
ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

	At June 30, 2002, the Company's primary source of liquidity was $5,967,000 in cash and cash equivalents and a $1,000,000 letter of credit secured by the Company's majority shareholder. Cash accounted for 14.5% of total assets at June 30, 2002 compared to 8.8% or $3,552,000 at December 31, 2001. The ratio of current assets to current liabilities was 1.3 to 1 at June 30, 2002 compared to 1 to 1 at December 31, 2001. The improvement in the current ratio is attributed to the improved cash position of the Company. Account receivables declined 25.6% or $201,000 in the first six months due primarily to a steady decline in group-travel business since September 11, 2001. As a result of the loss of group-travel business the outstanding balances due to the hotel have declined considerably. Prepaid expenses declined $325,000 or 41.0% reflecting timing differences of gaming taxes paid at the end of the second quarter in 2001 compared to those same tax liabilities paid at the beginning of the third quarter in 2002.

	Long-term debt, short term contracts payable, and obligations under capital leases (including current term portions) were $35,362,000 at June 30, 2002 compared to $35,091,000 at December 31, 2001. The increase in obligations reflects additional purchases of slot machines on short-term contracts and the reclassification of $580,000 from accounts payable, less $418,000 paid on those contracts during the first six months of the year.

	Operating cash flow was $3,493,000 for the first six months of 2002 compared to $1,799,000 a year ago. The improvement in operating cash flow is primarily due to a reduction in payroll expense of over $1,200,000 combined with a $459,000 reduction in interest expense. Management expects the cash generated by operations, along with financing provided by Exber, Inc., will provide the proper liquidity to meet the future needs of the business.

	The Company considers the financial stability of its majority shareholder to be a source of capital for future investment in equipment and funding for operations when needed. These factors considered, management believes that its capital resources and those available to it should be adequate to meet its anticipated requirements.

RESULTS OF OPERATIONS

	Net revenues at the Company's hotel and casino declined $756,000 or 5.6% during the second quarter compared to the same period a year ago. Revenues were down in each segment of the Company's operation as hotel occupancy rates averaged just 75.3%, down from 88.1% in 2001. For the first six months of 2002, net revenues fell $775.000 or 2.8%, significantly all of which is attributed to the second quarter. Room occupancies declined 11.3% from 90.0% to 78.7% during the first six months of the year. The decline in hotel occupancy and number of guests staying at the Company's hotel not only impacted room revenues but has also directly affected food and beverage revenues and gaming revenues.

	Room revenues were down $126,000 or 4.4%, reflecting the 12.8% decline in occupancy in the second quarter. The impact of the decline in occupancy was partially offset by an increase in the average daily room rate. Average daily room rates increased 12.6% during the first six months of 2002.

PART 1. - FINANCIAL INFORMATION
      ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATION (cont.)


	Food and beverage revenues fell $186,000 or 7.3% due to a 23.7% decline in number of persons served in the Company's restaurants during the second quarter. Food sales would have likely declined more without the impact of an 18.4% average increase in prices. Gaming revenues were down $544,000 or 6.0% reflecting less slot and table game play during the quarter. Promotional complimentaries were also down $128,000 or 8.3% during the quarter due to the overall decline in hotel and casino customer traffic.

	Operating expenses declined $1,009,000 or 7.4% in the second quarter of 2002 compared to the same period in 2001. Lower payroll costs combined with a reduction in cost of sales expense were the major contributors in the cost improvements. Since September 2001, the Company has reduced staffing levels by nearly 20% in response to the loss in business that has plagued the travel industry. The Company has also reduced food inventories and streamlined its purchasing process that has resulted in significant savings in food costs.

	Overall, operating income for the Company was $105,000 during the second quarter of 2002 compared to an operating loss of $148,000 a year ago. The improvement in operating income combined with a reduction in interest expense, reduce the Company's net loss in the second quarter to $315,000 from a net loss of $699,000 last year. On a per share basis, the net loss was $0.42 per common share in 2002 compared to a loss of $0.92 last year.

PART 2. - OTHER INFORMATION
      ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	The Company's Annual Meeting of Shareholders was held on May 17,2002. The stockholders re-elected John D. Gaughan, J.K. Houssels, John P. Jones, Joe Woody, Irving Kenneth Epstein, Mike Nolan, and Donald L. Dobson to one year terms, ending on the Company's Annual Meeting in 2003. Of the Company's 757,419 shares outstanding, 698,479 shares voted in favor of the entire slate of directors, while 58,940 votes were withheld.

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Union Plaza Hotel and Casino, Inc. (the "Company") on Form 10-Q for the period ending June 30,2002 as filed herein to the Securities and Exchange Commission on the date hereof (the "Report"), I John D. Gaughan, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all all material respects, the financial condition and result of operations of the Company.

/s/JOHN D. GAUGHAN

John D. Gaughan
Chairman of the Board and
Chief Executive Officer
August 13, 2002


In connection with the Quarterly Report of Union Plaza Hotel and Casino, Inc. (the "Company") on Form 10-Q for the period ending June 30,2002 as filed herein to the Securities and Exchange Commission on the date hereof
(the "Report"), I Joe Woody, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of the operations of the Company.

/s/ JOE WOODY

Joe Woody
Vice President and
Chief Financial Officer
August 13, 2002

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         UNION PLAZA HOTEL AND CASINO, INC.
                                   (REGISTRANT)



Date: August 13, 2002                   /S/ JOHN D. GAUGHAN
                                 JOHN D. GAUGHAN, President


Date: August 13, 2002                   /S/ ALAN J. WOODY
                                  ALAN J. WOODY, Chief Financial
                                    Officer