Form 10-Q
period 2002-09-30
UNION PLAZA HOTEL & CASINO INC
filed 2002-11-18
CIK 87918

UNION PLAZA HOTEL AND CASINO, INC.
1 Main Street
Las Vegas, NV  89101

                                          September 30, 2002
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


          For the quarterly period ended September 30, 2002


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

                                        Outstanding at
       Class of Common Stock            September 30, 2002
          $.50 par value                757,419 shares

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

Las Vegas, Nevada
November 13, 2002

         PART 1. - Financial Information

Item 1.    Financial Statements








               UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                         CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

                      SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
                       (Unaudited)

               SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                              ASSETS

                                   SEPTEMBER 30,    DECEMBER 31,
                                      2002             2001

Current Assets:
 Cash and cash equivalents      $  4,278,000    $  3,552,000
 Accounts receivable                 748,000         786,000
 Inventories of food, beverage
   and supplies                      418,000         423,000
 Prepaid expense                   1,057,000         793,000

Total current assets               6,501,000       5,554,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        48,123,000      48,040,000
 Leasehold improvements            3,565,000       3,564,000
 Furniture and equipment          26,497,000      31,659,000

                                  85,197,000      90,275,000

 Less accumulated depreciation
  and amortization                52,692,000      55,903,000

Net property and equipment        32,505,000      34,372,000

 Other assets                        542,000         587,000

                                $ 39,548,000    $ 40,513,000


             The accompanying notes are an integral
              part of these financial statements.

                LIABILITIES AND STOCKHOLDERS' EQUITY

                                           SEPTEMBER 30,    DECEMBER 31,
                                              2002             2001

Current liabilities:
  Accounts payable                         $ 2,072,000      $ 2,441,000
  Accrued liabilities                        2,216,000        2,353,000
  Short term contracts payable                 393,000          127,000
  Current portion of long-term debt                  0           38,000
  Current portion of obligations under
   capital leases                              339,000          444,000

        Total current liabilities            5,020,000        5,403,000

Long-term debt, less current portion        32,900,000       32,900,000
Obligations under capital leases, less
 current portion                             1,339,000        1,582,000

                                            39,259,000       39,885,000

Commitments and contingencies

Stockholders' equity:
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 757,419 shares at
   December 31, 2001 and 757,419 shares
   at September 30, 2002.                      750,000          750,000
Additional paid-in capital                   5,462,000        5,462,000
Retained earnings                            7,974,000        8,313,000

                                            14,186,000       14,525,000
Less treasury stock, at cost, 742,581
 shares at December 31, 2001 and
 742,581 shares at September 30, 2002.      13,897,000       13,897,000

           Total stockholders' equity          289,000          628,000

                                           $39,548,000      $40,513,000

               The accompanying notes are an integral
               part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF INCOME
           NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                  Amounts in thousands except per share data
                               (Unaudited)

                                      NINE MONTHS ENDED       THREE MONTHS ENDED
                                      SEPTEMBER 30,           SEPTEMBER 30,

                                        2002       2001         2002      2001
Revenues:
  Casino                              $ 26,337  $ 28,342      $ 7,779   $ 9,334
  Food and Beverage                      7,276     7,815        2,250     2,638
  Rooms                                  8,395     8,516        2,635     2,778
  Other                                  1,595     1,709          526       611

   Gross revenues                       43,603    46,382       13,190    15,361
  Less promotional complimentaries       4,944     5,107        1,568     1,898

   Net revenues                         38,659    41,275       11,622    13,463

Operating expenses:
 Casino                                 13,772    16,511        3,756     5,662
 Food and Beverage                       6,079     6,756        1,978     2,220
 Rooms                                   3,193     3,484        1,254     1,322
 General and administrative              4,595     3,603        1,472     1,398
 Entertainment                             311       456          103       148
 Advertising and promotion               1,101       893          412       344
 Utilities and maintenance               4,948     5,226        1,902     1,940
 Depreciation and amortization           2,886     3,124          965     1,000
 Provisions for doubtful account            27         6           11         5
 Other costs and expenses                  828       933          273       310

   Total operating expenses             37,740    40,992       12,126    14,349

   Operating income (loss)                 919       283         (504)     (886)

Other income (expense):
 Gain (loss) on sale of assets             (16)       25          (19)      (16)
 Interest income                            20         3            5         1
 Interest expense                       (1,262)   (1,840)        (429)     (547)

   Total other expense                  (1,258)   (1,812)        (443)     (562)

Loss before income taxes                  (339)   (1,529)        (947)   (1,448)

Net Loss                                  (339)   (1,529)        (947)   (1,448)

Loss per common share                   ($0.45)   ($2.02)      ($1.25)   ($1.91)

            The accompanying notes are an integral
              part of these financial statements.

      UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
        FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                         (Unaudited)

INCREASE IN CASH AND CASH EQUIVALENTS
                                                2002           2001
Cash flows from operating activities:
 Cash received from customers              $ 38,670,000   $ 40,320,000
 Cash paid to suppliers and employees       (34,835,000)   (36,934,000)
 Interest received                               20,000          3,000
 Interest paid                               (1,394,000)    (2,091,000)
   Net cash provided by operating activities  2,461,000      1,298,000

Cash flows from investing activities:
 Proceeds from sale of property and equipment    21,000         41,000
 Purchase of property and equipment            (701,000)      (914,000)
   Net cash used in investing activities       (680,000)      (873,000)

Cash flows from financing activities:
 Proceeds from note payable to Stockholders           0      1,000,000
 Principal payments on short term contracts    (707,000)      (122,000)
 Principal payments on capital lease           (348,000)      (827,000)
 Principal payments on long-term debt                 0       (589,000)
   Net cash used in financing
     activities                              (1,055,000)      (538,000)

Net increase (decrease) in cash and
  cash equivalents                              726,000       (113,000)
Cash and cash equivalents
  at 12/31/01 & 12/31/00                      3,552,000      3,335,000

Cash and cash equivalents,
  at 9/30/02 & 9/30/01                        4,278,000      3,222,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net loss for period ended
  9/30/02 and 9/30/01                       $  (339,000)  $ (1,529,000)

 Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization               2,886,000      3,124,000
  Gain (loss) on sale of assets                  16,000        (25,000)
  Provision for doubtful accounts                27,000          3,000
(Increase) decrease in assets:
   Accounts receivable                           11,000       (118,000)
   Inventories                                    5,000         16,000
   Prepaid expenses                            (264,000)      (327,000)
   Other assets                                  45,000        (50,000)
Increase (decrease) in liabilities:
   Accounts payable                             211,000        204,000
   Accrued interest                            (132,000)             0
   Accrued expenses                              (5,000)             0
     Total adjustments                        2,800,000      2,827,000

Net cash provided by operating
 activities                                $  2,461,000   $  1,298,000

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

    In accordance with common industry practice, the estimated costs of providing promotional allowances have been included in casino expenses on the statements of income. The Company previously recorded these amounts in food and beverage expense and rooms expense. Amounts in the September 30, 2001 financial statements have also been reclassified to be consistent with the presentation as of September 30, 2002.

NOTE 2 - EARNINGS PER COMMON SHARE

     Earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. The weighted number of shares outstanding was 757,419 during the three months ended September 30, 2002 and September 30, 2001.

NOTE 3 - EMPLOYEE BENEFIT PLANS

     The Company contributes to a discretionary executive bonus plan. During the first nine months of 2002, the Company authorized and distributed $188,000 according to this plan compared to a year ago when $135,000 was authorized. The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. There have been no profit sharing plan contributions since 1996 it is anticipated that there will be none in the foreseeable future.

NOTE 4 - RELATED PARTIES

     The related party note payable of $32,900,000, as more fully described in Note 6, is payable to Exber, Inc., a 51.03% stockholder of the Company. Interest expense on this note was $1,175,000 and $1,776,000 for the nine months ended September 30, 2002 and 2001, respectively. In addition, the Company has a line of credit for $1,000,000 with Exber, Inc. to be used for normal operating requirements as needed. As of September 30, 2002 and December 31, 2001, the outstanding balance was $0.

  UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
  UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

NOTE 4 - RELATED PARTIES (CONT.)

     The Company leases equipment under long-term agreements, which are classified as capital leases. The capital lease covering the hotel and bus depot property expired during 2001. The hotel and bus depot property are now leased from Exber, Inc. on a month-to-month basis under an operating lease commencing on July 1, 2001, with monthly payments of $104,000. The Company paid a total of $938,000 during each of the nine months ended September 30, 2002 and 2001. The company recognized no interest expense this lease during the first nine months of 2002 compared to $24,000 recognized during the same period in 2001.


     During 2002 and 2001, the Company also financed various equipment purchases through Exber, Inc., which have been classified as capital leases. At September 30, 2002, capital leases include $1,678,000 payable to Exber, Inc. Interest paid to Exber, Inc. on these capital leases was $83,000 for the first nine months of 2002.

NOTE 5 - CONTINGENCIES

     The Company has contingent liabilities with respect to lawsuits and other matters arising in the ordinary course of business. In the opinion of management, no material liability exists with respect to these contingencies.

NOTE 6 - LONG-TERM DEBT
Long-term debt consists of the following:

                                           September 30,    December 31,
                                               2002            2001
Related party note, as amended, payable
in monthly payments of interest only at
prime not to exceed 12%, until January
1, 2005, at which time the entire
balance plus accrued interest is due.
The note is secured by a First Deed of
Trust on land and buildings.  The
effective rate of interest at
September 30, 2002 is 4.75%                 $32,900,000     $32,900,000


Contract payable, secured by slot
machines and related equipment, payable
in monthly installments of 25% of net
win with no stated interest for the first twelve months, after which an interest rate of 3% over prime applies to the remaining balance.

                                                    -           38,000

                                           32,900,000       32,900,000
Less current portion                                -           38,000
                                          $32,900,000      $32,900,000

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - SUPPLEMENTAL CASH FLOWS INFORMATION

                                         September 30,    September 30,
                                            2002              2001
Supplemental schedule of non-cash
  investing and financing activities:

Equipment acquired by direct financing   $  355,000       $   675,000


PART 1. - FINANCIAL INFORMATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2002, the Company's primary sources of liquidity was $4,278,000 in cash and cash equivalents and a $1,000,000 letter of credit secured by the Company's majority shareholder. Cash accounted for 10.8% of total assets at September 30, 2002 compared to 8.8% or $3,552,000 at December 31, 2001. The ratio of current assets to current liabilities was 1.3 to 1 at September 30, 2002 compared to 1 to 1 at December 31, 2001. The improvement in the current ratio is attributed to the improved cash position of the Company. Account receivables declined 4.8% or $38,000 in the first nine months due primarily to a steady decline in group-travel business since September 11, 2001. As a result of the loss of group-travel business the outstanding balances due to the hotel have declined considerably. Prepaid expenses increased $264,000 or 33.3% reflecting a significant portion of annual insurance premiums paid in advance compared to monthly installments on the entire insurance package last year. The Company disposed furniture and equipment of $6,134.000, less $6,097,000 in accumulated depreciation, during the third quarter for items no longer owned or in service.

     Long-term debt, short-term contracts payable and obligations under capital leases (including current term portions) were $34,971,000 at September 30, 2002 compared to $35,091,000 at December 31, 2001. The moderate change in debt obligation reflects additional short-term slot contracts entered into, offset by monthly installments applied towards those purchases.

    Operating cash flow was $2,461,000 for the nine months ending September 30, 2002 compared to $1,298,000 a year ago. The improvement in operating cash flow is due to a reduction of more than $3,000,000 in operating expenses combined with interest savings of $578,000. Management expects the cash generated by operations, along with financing provided by Exber, Inc., will provide adequate liquidity to meet the future needs of the business.

     The Company considers the financial stability of its majority shareholder to be a source of capital for future investment in equipment and funding for operations when needed. These factors considered, management believes that its capital resources and those available to it should be adequate to meet its anticipated requirements.


RESULTS OF OPERATIONS

     Net revenues at the Company's hotel and casino declined $1,841,000 or 13.7% during the third quarter compared to the same period a year ago. Revenues were down in each segment of the Company's operation as hotel occupancy rates remained well below last year's average. Hotel bookings were down 7.1% resulting in a decline of $143,000 or 5.2% in revenues. The decline in room bookings directly affected the gaming segment of the Company's operation as approximately 70% of the gaming play is attributed to out-of-state visitors. During the quarter, gaming win declined $1,555,000 or 16.7% as casino play was down in virtually all gaming areas. The reduction in room bookings also had a negative effect on food and beverage sales. Combined restaurant and bar sales fell $388,000 during the quarter as total food covers declined by 24.9%. The decline in revenue was at least partially offset by a $330,000 reduction in promotional complimentaries extended to the Company's guests.

PART 1. - FINANCIAL INFORMATION
     ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULT OF OPERATIONS

     RESULTS OF OPERATION (cont.)

Operating expenses declined $2,223,000 or 15.5% in the third quarter as the result of many cost-cutting efforts implemented by management since September 11, 2001. Management was very proactive in the months that followed September 11th by reducing payroll, inventories, and revamping the Company's group health plan. Payroll savings during the third quarter were $1,003,000 or 13.7% with approximately 160 fewer employees working each day compared to a year ago. Food and beverage product costs declined $366,000 reflecting lower sales and tighter inventory controls implemented at the end of 2001. Group health benefits for non-union employees were down nearly 29% compared to last year as the result of improved medical coverage contracts negotiated for the Company. License and tax expense and utility cost were each lower in the third quarter as well.

Overall, the Company reported a net operating loss of $504,000 for the third quarter compared to an operating loss of $886,000 last year. Total other expense, including interest expense, declined by $119,000 or 21.2% reflecting a lower effective rate of interest on the Company's first mortgage debt. As a result of these factors the Company's net loss in the third quarter was $947,000 compared to a loss of $1,448,000 last year. On a per share basis, the net loss was $1.25 per share versus $1.91 a year ago.

On a year-to-date basis, combined revenues were down $2,616,000 or 6.3%. Revenues in all segments of the Company's operations declined as the result of fewer visitor counts throughout the year. Gaming results were the most disappointing as casino handle declined in all areas causing the win to fall $2,006,000 for the year. Management's immediate response to the anticipated decline in tourism following September 11,2001 was essential in reducing the operating costs at the Company's hotel and casino. Expense savings were $3,252,000 or 7.9% for the first nine months of 2002 at a time when overall business was declining. Casino operating expenses declined $2,739,000 or 16.6% due to aggressive cost cutting efforts and improved efficiencies in the slot and table games areas. Much of the savings were directly the result of reductions in staffing levels in both the slot and table games areas. Slot payrolls declined sharply with the addition of ticketing systems and other automated equipment on the slot floor while modifications to the casino pit schedules helped to reduce staffing levels there as well. The result of the cost savings was an improvement in operating income to $919,000 from $283,000 a year ago. Interest expense for the first nine months was $1,262,000 compared to $1,840,000 as the effective rate of interest on long-term debt remained near 5% throughout the year. The Company's year-to-date net loss was $339,000 at September 2002 compared to a loss of $1,529,000 for the same period a year ago. On a per share basis, the year-to-date loss per common share was $0.45 versus $2.02 a share last year.

ITEM 4.- CONTROLS AND PROCEDURES

     Union Plaza Hotel and Casino, Inc. management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure control and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              UNION PLAZA HOTEL AND CASINO, INC.
                        (REGISTRANT)


Date:   November 13, 2002             /S/ JOHN D. GAUGHAN
                                      JOHN D. GAUGHAN, Chief
                                      Executive Officer


Date:   November 13, 2002             /S/ ALAN J. WOODY
                                      ALAN J. WOODY, Chief
                                      Financial Officer

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY
ACT OF 2002

CERTIFICATION

I, John D. Gaughan, certify that:

	1. I have reviewed this quarterly report on Form 10-Q of Union Plaza Hotel and Casino, Inc.;

	2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarter report;

	3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

	4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchanges Act Rules 13a-14 and 15d-14) for the registrant and we have:

		a. designed such disclosure controls and procedures
               to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

		b. evaluated the effectiveness of the registrant's
               disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
               Date") and;

		c. presented in this quarterly report our conclusions
               about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

	5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

		a. All significant deficiencies in the design or operation
               of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

		b. Any fraud, whether or not material, that involves
               management or other employees who have a significant role in the registrant's internal controls, and


	6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  /s/ JOHN D. GAUGHAN

JOHN D. GAUGHAN
Chairman of the Board and
Chief Executive Officer
November 13, 2002

CERTIFICATION

I, Joe Woody, certify that:

	1. I have reviewed this quarterly report on Form 10-Q of Union Plaza Hotel and Casino, Inc.;

	2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

	3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

	4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

		a. designed such disclosure controls and procedures to
               ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

		b. evaluated the effectiveness of the registrant's
               disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

		c. presented in this quarterly report our conclusions about
   		   the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
               Date;

	5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

		a. All significant deficiencies in the design or operation
               of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

		b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


	6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  /s/ JOE WOODY

Joe Woody
Vice President and
Chief Financial Officer
November 13, 2002

UNION PLAZA HOTEL AND CASINO, INC. AND SUBSIDIARIES
Exhibit 1
CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Union Plaza Hotel and Casino, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed herein to the Securities and Exchange Commission on the date hereof (the "Report"), I
John D. Gaughan, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of
section 13(a) or 15(d) of the Securities Exchange
Act of 1934; and


2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


  /s/ JOHN D. GAUGHAN
John D. Gaughan
Chairman of the Board and
Chief Executive Officer
November 13, 2002


In connection with the Quarterly Report of Union Plaza and Casino, Inc. (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed herein to the Securities and Exchange Commission on the date hereof (the "Report"), I Joe Woody, Vice President and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

1. The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


  /s/ JOE WOODY
Joe Woody
Vice President and
Chief Financial Officer
November 13, 2002