Form 10-K
period 2002-12-31
UNION PLAZA HOTEL & CASINO INC
filed 2003-03-31
CIK 87918

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission file number 0-8133

UNION PLAZA HOTEL AND CASINO, INC.

(Exact name of registrant as specified in its charter)

Nevada	88-0110085

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No. 1 Main Street, Las Vegas, Nevada	89101

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 386-2110

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act :

Common stock par value $.50 per share

(Title or Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          The Company’s shares are not traded on any market and although it would be possible, by taking into account occasional private sales of such shares, to determine an estimated value of shares held by non-affiliates, it appears impracticable and could be misleading.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s, knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

As of March 21, 2003, 757,419 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Document	Location in Form 10-K

Annual Report to Stockholders For Year Ended December 31, 2002	Part II - Item 6
Annual Report to Stockholders For Year Ended December 31, 2002	Part II - Item 7
Annual Report to Stockholders for Year Ended December 31, 2002	Part II - Item 8

PART I

Item 1.         Business.

                    Union Plaza Hotel and Casino, Inc. (the “Company”), was organized as a corporation under the laws of the State of Nevada in 1962.  During 1975, the Company transferred all of the business and properties to its wholly-owned subsidiary, Union Plaza Operating Company (the “Plaza Subsidiary”), which was organized as a corporation under the laws of the State of Nevada in April, 1975.  In July, 1981, as a result of consummation of that certain Agreement Regarding Transfer of Assets between the Company and subsidiaries of Union Pacific Corporation1  (the “Union Pacific Agreement”), all the shares of capital stock of the Plaza Subsidiary were transferred to Union Plaza Development Corporation, a corporation organized under the laws of the State of Nevada in 1979 (“UPDC”), 100% of the presently outstanding capital stock of which is now owned by the Company as a result of the issuance of the Company’s common shares in exchange for outstanding UPDC capital stock, pursuant to provisions of the Union Pacific Agreement on July 31, 1984.  All the assets held by UPDC have now been transferred to the Company and to the Plaza Subsidiary and UPDC is now dormant.

                    Recent Developments.

                    On December 6, 2002, the Company;  the Plaza Subsidiary; Exber, Inc., a Nevada corporation (“Exber”); Gaughan South Corp., a Nevada corporation (“Gaughan South”); and Barrick Corporation, a Nevada corporation (“Barrick”) entered into an Agreement of Purchase and Sale (the “Purchase Agreement”).  The Purchase Agreement contemplates that the Company, the Plaza Subsidiary, Exber and Gaughan South will sell to Barrick the assets, with certain exceptions, associated with the Las Vegas Club Hotel & Casino, Plaza Hotel & Casino, Gold Spike Hotel & Casino, and Western Hotel & Casino, including the Ambassador Hotel.  The aggregate cash purchase price to be paid by Barrick is $82 million, of which $55.5 million is allocated under the Purchase Agreement to the Plaza Hotel & Casino and the associated personal property.  Amounts paid to the Company in respect of the Purchase Agreement are subject to the existing obligations of the Company not assumed by Barrick (totaling approximately $46,000,000 at  February 28, 2003).  Such obligations must be paid out of the proceeds from the sale before any funds will be available to the stockholders in any liquidation event.  As the primary lender to the Company, Exber will be paid a substantial amount of the funds paid in repayment of the Company’s indebtedness.  The Purchase Agreement provides that, with certain exceptions, Barrick will hire the employees of the sellers on terms and conditions comparable to those of the respective sellers as of December 6, 2002, or on the terms and conditions of applicable collective bargaining agreements.

                    Exber operates the Western Hotel & Casino, Ambassador Hotel, and Las Vegas Club Hotel & Casino and is the owner of record of approximately 51.0% of the Company’s outstanding capital stock.  Gaughan South operates the Gold Spike Hotel & Casino.  Mr. John D. Guaghan is a director, Chairman of the Board, Chief Executive and Operating Officer, President,

      1  This Agreement was described in "Item 10(c) Submission of Matters to a Vote of Security Holders" in the Form 10-K Annual Report for the year ended December 31, 1979.

and the beneficial owner (as the trustee and sole beneficiary of the Gaughan 1993 Marital Trust and the controlling stockholder of Exber) of approximately 65.1% of the Company’s outstanding capital stock.  Mr. Gaughan is a director, President and beneficial owner (as the trustee and sole beneficiary of the Gaughan 1993 Survivors Trust and the Gaughan 1993 Marital Trust) of approximately 71.6% of the outstanding capital stock of Exber.  Mr. Gaughan is a director, President and record owner of 100% of the outstanding capital stock of Gaughan South.

                    Consummation of the sale is subject to a number of significant conditions, including without limitation:

•	Receipt of the approval by the Company’s stockholders of the sale of substantially all of the property and assets of the Plaza Subsidiary pursuant to the Purchase Agreement;
•	Receipt of all necessary approvals by the Nevada gaming authorities, gaming licenses and liquor licenses; and
•	The expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

                     There can be no assurance that the conditions to the sale will be satisfied or that the sale will be consummated.  However, Exber and the Gaughan 1993 Marital Trust have entered into an agreement pursuant to which each has agreed to vote for the approval of the sale of assets pursuant to the Purchase Agreement.  The Company currently intends to consider the adoption of a plan of liquidation to follow the closing of the sale of assets pursuant to the Purchase Agreement.

                     The foregoing description of the Purchase Agreement is qualified in its entirety by reference to the Purchase Agreement, a copy of which is filed as Exhibit 2.1 to the Company’s Current Report of Form 8-K dated December 12, 2002 (the “Form 8-K”) and incorporated herein in its entirety by reference, and the press release dated December 9, 2002 issued by the Company, a copy of which is attached as Exhibit 99.1 to the Form 8-K and incorporated herein in its entirety by reference.

                     Since the announcement of the Purchase Agreement, the following developments have occurred:

1.

Barrick has advised the Company that Barrick has filed applications with the Nevada Gaming Authorities (as defined below-see “Regulation and Licensing “Nevada”) for the necessary approvals to the Purchase Agreement and the transactions intended thereunder.  The Company cannot give any assurances when the investigation will be complete or whether, if complete, Barrick will receive the necessary approvals required under the Purchase Agreement.

2.

The Company and Barrick are in the process of filing the appropriate documents required under the Hart-Scott-Rodino Antitrust Improvements Act and expect to have those documents filed during the second calendar quarter of 2003.

3.

The Company has not yet scheduled a meeting of stockholders to request approval of the stockholders for the Purchase Agreement.  The Company intends to schedule the meeting of stockholders once it receives an indication that the

Nevada Gaming Authorities are nearing completion of the required investigations of Barrick and the transaction.

                    General.

                    The Company operates the Plaza Casino located on Main Street at the head of Fremont Street in downtown Las Vegas, Nevada.  The casino is connected with two multi-story towers having a total of 1,037 hotel guest rooms.  The Union Plaza Hotel opened for business in July-August, 1971.  An expansion program which included:  one of the highrise towers containing 529 guest rooms; expansion of the casino area to a total of 80,000 square feet; convention meeting-room and dining facilities totaling 26,800 square feet at the third floor level between the two hotel-room towers; an outdoor sports deck containing four tennis courts, a swimming pool, and a quarter-mile running track, all at the fifth floor level between the two hotel-room towers; several new restaurant facilities, including the glass-domed Centerstage restaurant which overlooks Fremont Street, the center of downtown Las Vegas Gaming activity, was completed in September, 1983.

                    In December, 1995, Fremont Street was redeveloped with the Fremont Street Experience, a lighted cover over the five blocks of Fremont Street beginning at Main Street and going east five blocks.  The cost of this development was some $70 million.  The Fremont Street Experience features an automated light show that occurs every hour during the evening.  The development was designed to attract Las Vegas visitors to the Downtown area and boost the clientele for the Downtown hotels.

                    The Company’s management believes that, in addition to its casino, there are 17 other downtown Las Vegas casinos 2 (15 of which are also connected with similar hotel facilities) which currently generate annual gross gaming revenues of at least $1,000,000 each.  The nature and size of the operations of the downtown Las Vegas casinos, as a group, are different from those of the separate group of an estimated 38 casinos located in the “Las Vegas Strip” (an area which extends southward from the Las Vegas city limits as far as McCarran International Airport).

                    Twenty-three of the Las Vegas Strip casinos are operated in conjunction with large hotels.  The several most grandiose of the “Strip” hotel/casino complexes offer sumptuous accommodations and services and cabaret-type entertainment featuring the most famous entertainers in show business.  These luxury complexes are, as a group, without equal among Nevada casinos in attracting the patronage and wagering activity of so-called “premium credit” or “high credit limit” casino players from throughout the world.  As a result, these major hotel/casino complexes generally derive, over the long run, far greater revenues than do other Nevada casinos.  There are 23 Strip casinos with revenues over $72,000,000.

                    Operations.

                    The Company’s Plaza casino offers a variety of games and has the largest total

     2  See also comments under "Item 1 – Business –– Competition and Business Risks" first paragraph under "Competitive Conditions."

floor-area casino in downtown Las Vegas.  At December 31, 2002, the Company’s 80,000 square foot casino contained 11 “21” tables;  4 Craps tables; an 18-seat Keno lounge; a race and sports book; 4 Roulette wheels; 1 “mini-Baccarat” table; 2 “Pai Gow” poker tables;  1 Let-it-Ride Bonus table; 6 poker and pan tables; and a total of 1,120 slot machines of varying denominations.

                    The casino also contains a cocktail lounge, 3 bars, a 600-seat showroom, a “Fifties” style diner, a Chinese Buffet, and a snack bar.  Live entertainment is regularly provided in the casino cocktail lounge.  On the second floor of the north hotel tower is the Center Stage restaurant which serves high quality steaks and seafood dishes while providing a spectacular view of Fremont Street and the Fremont Street Experience.

                    The Union Plaza Hotel currently has 1,037 guest rooms and suites, together with meeting and service facilities for conventions; several offices; a barber shop, a beauty shop, and a small selection of retail stores.  The Company also leases space within its hotel and casino for food and beverage operations to McDonalds Corporation, Subway Sandwiches, and Seattle’s Best Coffees.

                    The following table summarizes the percentage of gross revenues (before promotional allowances) of the Company’s revenue components:

	2002	2001	2000

Casino	60.9%	61.2%	59.9%
Food and beverage	16.3%	16.8%	16.9%
Rooms	19.1%	18.0%	19.4%
Other	3.7%	4.0%	3.8%

Total	100.0%	100.0%	100.0%

                    Employees and Labor Relations.

                    As of March 21, 2003, the Company had approximately 914 full-time employees and 27 part-time employees, of whom approximately 235 were persons directly involved in the casino activities on a full-time basis and 18 on a part-time basis.  Taking into consideration employees on sick leave or vacation, the average number of people working on any given day during 2002 was approximately 593 of whom approximately 290 were directly involved in casino activities.

                    On April 19, 1999, the Company entered into a collective bargaining agreement with Culinary Workers Union Local 226 and Bartenders Local 165 that expired on May 31, 2002.  The Company negotiated a new agreement but has not signed the final agreement as of March 21, 2003.  The newly negotiated agreement was similar to agreements reached with other downtown casinos.  The new agreement when signed will extend through May 31, 2007.  The Culinary and Bartenders contract covers a total of 438 employees.

                    On March 10, 1997, the Company entered into a collective bargaining agreement with the United Brotherhood of Carpenters and Joiners of America, Local 1780.  This agreement expired on February 28, 2001.  The Company has been engaged in discussions with the Local 1780 regarding a new contract and signed a contract extension through May 31, 2003.  There are currently 3 employees covered by this agreement.

                    On August 29, 2000, the Company entered into a collective bargaining agreement with Teamsters Local 995.  The agreement was retroactive to August 27, 2000 and extends through August 26, 2003.  The Teamsters contract covers a total of 52 employees, which is comprised of 20 backend employees and 32 front-end employees.  Wages based on hours worked and paid will increase by 7.5% in each classification over the duration of the contract.

                    On December 30, 2002, the Company entered into a collective bargaining agreement with the Operating Engineers Local 501 which covers 20 employees.  This agreement became effective on January 1, 2003 and extends through 2007.

                    The Company’s collective bargaining agreement with the Painters Local Union 159 expired on May 31, 1987.  On July 12, 2002, both members of the Painters Local 159 voted to de-certify and end their representation by the Union.

                    Competition and Business Risks.

                         Competitive Conditions 3

                    The Company competes with resort hotels in Las Vegas, some of which provide more elaborate and more lavish hotel, casino and entertainment facilities than the Company (see General., above).  The primary competition, however, of the Company is the approximately 17 other casinos located in the downtown Las Vegas area.  In addition to the gaming operations of the hotels in the area, there are large numbers of slot machines located in business establishments such as bars, grocery stores, drugstores and restaurants throughout Las Vegas.  The Company also competes with other resort hotels and casino facilities located elsewhere in Nevada and possibly with other entertainment and resort facilities in other parts of the world.  Legalization of gaming in other states also affects the Company’s business.  The Company is also subject to adverse local, regional and national economic trends and conditions, including wars and other international incidents, terrorist threats, and the fears of future attacks involving commercial airlines and commercial buildings.

                    The Company’s management believes that its prices for room accommodations, food and entertainment are, in general, considerably less than those charged by the major hotel/casino complexes located in the Las Vegas Strip area and that its prices are comparable to those charged by the casino hotels and motels located in the downtown Las Vegas area.

                    Segment Reporting.

                    The Company operates in a single segment, and, therefore, no separate financial information about segments is included in this report.

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

                    The ownership and operation of casino gaming facilities in Nevada are subject to:  (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, “Nevada Act”); and (ii) various local regulations.  The Company’s gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (“Nevada Commission”), the Nevada State Gaming Control Board (“Nevada Board”), the Clark County Liquor and Gaming Licensing Board and the City of Las Vegas.  The Nevada Commission, the Nevada State Gaming Control Board, the Clark County Liquor Gaming Licensing Board (“CCLGLB”) and the City of Las Vegas are collectively referred to as the “Nevada Gaming Authorities”.

                    The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy which are concerned with, among other things:  (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) the prevention of cheating and fraudulent practices; and (v) providing a source of state and local revenues through taxation and licensing fees.  Changes in such laws, regulations and procedures could have an adverse effect on the Company’s gaming operations.

                    The Plaza Subsidiary which operates the casino, is required to be licensed by the Nevada Gaming Authorities.  The gaming license requires the periodic payment of fees and taxes and is not transferable.  The Company is registered by the Nevada Commission as a publicly traded corporation (“Registered Corporation”) and as such, it is required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information which the Nevada Commission may require.  No person may become a stockholder of, or receive any percentage of profits from the Company, without first obtaining licenses and approvals from the Nevada Gaming Authorities.  The Company and the Plaza Subsidiary obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

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

                    If it were determined that the Nevada Act was violated by the Company, the gaming licenses it holds could be limited, conditioned, suspended or revoked, subject to compliance with certain statutory and regulatory procedures.  In addition, the Plaza Subsidiary, the Company, and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission.  Further, a supervisor could be appointed by the Nevada Commission to operate the Company’s gaming properties and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the Company’s gaming properties) could be forfeited to the State of Nevada.  Limitation, conditioning or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect the Company’s gaming operations.

                    Any beneficial holder of the Company’s voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his suitability as a beneficial holder of the Company’s voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the state of Nevada.  The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

                    The Nevada Act requires any person who acquires more than 5% of the Company’s voting securities to report the acquisition to the Nevada Commission.  The Nevada Act requires that beneficial owners of more than 10% of the Company’s voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing.  Under certain circumstances, an “institutional investor,” as defined in the Nevada Act, which acquires more than 10%, but not more than 15%, of the Company’s voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only.  An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Company, any change in the Company’s corporate charter, bylaws, management, policies or operations of the Company, or any of its gaming affiliates, or any other action which the Nevada Commission finds to be inconsistent with holding the Company’s voting securities for investment purposes only.  Activities which are not deemed to be inconsistent with holding voting securities for investment purposes only include: (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent.  If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners.  The applicant is required to pay all costs of investigation.

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

                    The Company is required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time.  If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities.  A failure to make such disclosure may be grounds for finding the record holder unsuitable.  The Company is also required to render maximum assistance in determining the identity of the beneficial owner.  The Nevada Commission has the power to require the Company’s stock certificates to bear a legend indicating that the securities are subject to the Nevada Act.

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

                    License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the State of Nevada and to the counties and cities in which the Nevada licensee’s respective operations are conducted.  Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either:  (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated.  A casino entertainment tax is also paid by casino operations where entertainment is furnished in connection with the selling of food or refreshments.  Nevada licensees that hold a license as an operator of a slot route, or a manufacturer’s or distributor’s license, also pay certain fees and taxes to the State of Nevada.

                    Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, “Licensees”), and who proposes to become involved in a gaming venture outside of Nevada is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation of the Nevada Board of their participation in such foreign gaming.  The revolving fund is subject to increase or decrease in the discretion of the Nevada Commission.  Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act.  Licensees are also subject to disciplinary action by the Nevada Commission if it knowingly violates any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fails to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engages in activities that are harmful to the State of Nevada or its ability to collect gaming taxes and fees, or employs a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

Item 2.         Properties.

                    The Union Plaza Hotel & Casino consists of real property and buildings owned by the Company (the “Company Owned Property”) and real property and buildings leased to the Company by the Company’s controlling stockholder, Exber, Inc. (the “Leased Property”).  The Company Owned Property consists of 7.1 acres of real property on which the main casino and the south hotel tower are located.

                    The Company Owned Property is subject to a deed of trust in favor of Exber, Inc. with a balance due of $32,900,000 at December 31, 2002.

                    The Leased Property consists of 9.32 acres of real property on which the north hotel tower, south parking lot, warehouse facilities, parking garage, and bus terminal are located.

                    All furnishings in the hotel were purchased by the Company.  The annual rental for the Leased Property is $1,250,000 plus insurance, taxes and maintenance.  The initial term of the lease expired in 2001.  The Company continues to rent the leased property from Exber, Inc. on a month-to-month basis for $104,000.  In the event of any damage or destruction of the hotel building, the bus depot or the parking facility, the Company is obligated to repair or rebuild at its own cost.  The Company subleases the bus depot to Greyhound Lines, Inc., under an agreement entered into on August 3, 1970 with an initial term of thirty years subject to two renewal options of ten years each at a “fair monthly market rental” to be agreed upon between the Company and Greyhound.  In August, 2001, the initial term of the sublease agreement expired and Greyhound Lines, Inc. exercised the first ten-year option.  Under terms of the amended agreement, Greyhound Lines, Inc. pays the Company a monthly rental of $25,235 subject to an annual adjustment upward of three percent over the previous year’s rent.

                    As described above, the Company and Exber have agreed to sell the Union Plaza.  See “Item 1. Business - - Recent Developments.”

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

Item 4.         Submission of Matters to a Vote of Security Holders.

                    None

PART II

Item 5.         Market for the Registrant’s Common Stock and Related Security Holder Matters.

(a)	Registrant’s common stock is not traded in an established public trading market.

(b)	There were 32 holders of Registrant’s common stock on March 21, 2003.

(c)

Dividends of $.10 per share were paid quarterly from April, 1979, through December, 1981, but no dividends have been declared since such date.  Management has no present intention of declaring cash dividends in the foreseeable future.  However, as discussed above, after the transactions contemplated under the Purchase Agreement are concluded, the Company anticipates adopting a plan of liquidation.  See Part I, “Item 1 Business—Recent Developments.”

(d)	Securities authorized for issuance under equity compensation plans.

                    The Company does not have any compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Item 6.         Selected Financial Data.

                    The information required by this Item is incorporated by reference from the Annual Report to Stockholders for Year Ended December 31, 2002, which is filed herewith as Exhibit 13.01.  See Part IV, “Item 15 Exhibits, Financial Schedules, and Reports on Form 8-K––(a)(3) Exhibits, Exhibit 13.01.”

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                    The information required by this Item is incorporated by reference from the Annual Report to Stockholders for Year Ended December 31, 2002, which is filed herewith as Exhibit 13.01.  See Part IV, “Item 15 Exhibits, Financial Schedules, and Reports on Form 8-K—(a)(3) Exhibits, Exhibit 13.01.”

Item 8.         Financial Statements and Supplementary Data.

                    The following consolidated financial statements of the Registrant and its subsidiary included in the Registrant’s Annual Report to Stockholders for the Year Ended December 31, 2002, all of which are filed herewith as Exhibit 13.01, are incorporated herein by reference:

                    Report of Independent Certified Public Accountants

                    Consolidated Balance Sheets—December 31, 2002 and 2001.

                    Consolidated Statements of Loss - Years ended December 31, 2002, 2001 and 2000.

                    Consolidated Statements of Stockholders’ Equity (Deficit) - Years Ended December 31, 2002, 2001 and 2000.

                    Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000.

                    Notes to Consolidated Financial Statements.

                    See Part IV, “Item 15 Exhibits, Financial Schedules, and Reports on Form 8-K - - (a)(3) Exhibits, Exhibit 13.01.”

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                    None

PART III

Item 10.       Directors and Executive Officers of the Registrant.

                    The Company’s directors and executive officers are:

JOHN D. GAUGHAN, Director since 1969

          Mr. Gaughan, 82, was elected Chairman of the Board and Chief Executive Officer in July, 1986, and has been Vice President of the Company since 1969.  He was an officer and director of E.G.&H., Inc.; the former owner and operator of the Las Vegas Club in Las Vegas, Nevada, from 1961 to 2002; and of Exber, Inc., the owner and operator of the El Cortez Hotel & Casino in Las Vegas, Nevada, since 1963.  He served as a director of Showboat, Inc., the owner and operator of the Showboat Hotel & Casino in Las Vegas, Nevada, from 1978 until June 1998.

J.K. HOUSSELS, Director since 1969

          Mr. Houssels, 81, has been Vice Chairman of the Board since May, 1985; he was President of the Company from September, 1983 until May, 1985; Executive Vice President of the Company from 1974 until September, 1983; and has been a director of the Company since 1969.  Mr. Houssels was a director of Hotel Conquistador, Inc., and was its President until October, 1971.  He served as Chairman of the Board of Directors of Showboat, Inc., which owned and operated the Showboat Hotels and Casinos from 1955 until June 1998, and served as a director of the First Western Financial Corporation from 1977 to July, 1991.

MIKE NOLAN, Director since 1991

          Mr. Nolan, 48, has been a Vice President of the Company since May 20, 1992, and Hotel Manager from June, 1988 to June, 2000.  Mr. Nolan has been employed by the Company as

General Manager since 2000. Mr. Nolan has also been General Manager of the Gold Spike Hotel and Casino since August, 1983.  He has been with the Gaughan organization since 1978.

DONALD DOBSON, Director since 1991

          Mr. Dobson, 73, has been a Vice President of the Company since May 20, 1992.  He also has been Secretary of the Company since July, 1986, and Assistant to the President since October, 1984. Mr. Dobson was employed by the Company and served as Vice President of Administration from April until October, 1971.  He was General Manager of the El Cortez Hotel and Casino for several years, prior to re-joining the Company in July, 1980.

JOHN P. JONES, Director since 1986

          Mr. Jones, 80, has been Treasurer of the Company since May, 1991, a Vice President of the Company since March, 1975, and has been employed by the Company as manager of the slot machine operation since 1971, prior to which he was a casino shift manager at the Club Bingo Casino in downtown Las Vegas since 1962.

IRVINE K. EPSTEIN, Director since September 1997

          Mr. Epstein, 61, was elected to the Board on September 26, 1997.  He is a minority stockholder of Exber, Inc.  As such, he may be deemed to be a beneficial owner of certain shares of the Company’s common stock owned by Exber, Inc.  He is currently vice president of marketing for Coast Casinos, Inc., which operates the Barbary Coast, Suncoast, Gold Coast and Orleans Hotel & Casinos in Las Vegas, Nevada.  Between 1979 and 1996, Mr. Epstein was a general partner with the Barbary Coast Hotel and Casino.  Prior to his employment with the Barbary Coast, Mr. Epstein was an owner and casino executive of Exber, Inc., the operator of the El Cortez Hotel & Casino and the Las Vegas Club, in Las Vegas, Nevada.

ALAN J. WOODY, Director since April 2001

          Mr. Woody, 39, was elected to the Board and appointed Chief Financial Officer of the Company on April 19, 2001.  He has been employed by the Company from 1990 to 1996 as Internal Auditor and Controller from 1996 to 2001.

Item 11.       Executive Compensation.

         The following table sets forth information concerning the annual compensation for services in all capacities to the Company for the years ended December 31, 2002, 2001 and 2000 of those persons who were, at December 31, 2002, (1) Chief Executive Officer, and (2) the other two most highly compensated executive officers of the Company who were paid in excess of $100,000:

Name and Principal Position	Year	Salary	Bonus	Director Fees	Total

JOHN D. GAUGHAN	2002		13,442.00	12,000.00	25,442.00
Chairman of the Board,	2001		13,754.00	12,000.00	25,754.00
Chief Executive Officer,	2000		13,291.00	12,000.00	25,291.00
Chief Operating Officer, And President
ALAN J. WOODY	2002	46,142.00	50,400.00	12,000.00	108,542.00
Vice President and	2001	42,024.00	13,754.00	9,000.00	64,778.00
Chief Financial Officer (1)	2000	37,776.00	13,290.00		51,066.00
MIKE NOLAN	2002	14,636.00	97,890.00	12,000.00	124,526.00
Vice President and	2000		13,754.00	12,000.00	25,754.00
General Manager	2001		13,290.00	12,000.00	25,290.00

(1)     Alan J. Woody was employed by the Company as controller until April 2001.

                    Of the total executive salaries above, $14,636.00 was paid directly by Exber, Inc., and subsequently reimbursed by the Company.  Of total the executive bonuses listed above, $121,406 was paid directly by Exber, Inc., and subsequently reimbursed by the Company.

                    The Company currently compensates its directors at the rate of $1,000.00 for each of the meetings attended.  During 2002, the Board of Directors of the Company held twelve (12) meetings.

                    Officers and certain other management personnel receive certain other benefits in addition to cash compensation, however, the aggregate value of such other benefits received by the above individuals represents less than ten percent (10%) of the amount of cash compensation of the recipient, and the aggregate value of such benefits represents less than ten percent (10%) of the cash compensation, paid to all executive officers as a group.  The Company does not have any compensation plans (including individual compensation arrangements) under which equity securities are authorized for issuance.

Item 12.       Security Ownership of Certain Beneficial Owners and Management.

                    The following table contains information concerning beneficial ownership, as defined in Footnote (1) to such table, of the Company’s common stock, the sole class of voting securities, as of March 21, 2003, by (a) each person known to the Company to have such beneficial ownership of more than five percent (5%) of all such capital stock outstanding as of March 21, 2003, (b) executive officers and directors, and (c) all executive officers and directors as a group:

Names and Address of Beneficial Owner	Number of Shares and Nature of Beneficial Ownership (1)		Percent of Class

JOHN D. GAUGHAN	492,867	(2)	65.072%
C/o Plaza Hotel and Casino
P. O. Box 760
Las Vegas, NV 89125
EXBER, INC.	386,475	(3)	51.025%
600 E. Fremont St.
Las Vegas, NV 89101
J. K. HOUSSELS	88,600	(4)	11.698%
C/o Plaza Hotel and Casino
P.O. Box 760
Las Vegas, NV 89125
JIMMA LEE BEAM	97,512		12.874%
2409 Windjammer Way
Las Vegas, NV 89107
JOHN P. JONES	11,500		1.52%
DON DOBSON	500		*
MIKE NOLAN	1,100		*
ALAN J. WOODY	300		*
All officers and directors as a group (6 Persons)	594,867		78.539%

*  Represents less than 1.0% of total shares outstanding.

(1)        For the purposes of this table, a person is regarded as having beneficial ownership of shares in respect of which the person has or shares the power to vote or to direct voting (“voting power”) or the power to dispose or to direct disposition (“investment power”).  Unless otherwise indicated by Footnote, each person named in the table has the sole voting power and the sole investment power with respect to all the shares set forth opposite the person’s name.

(2)        Includes 106,392 shares owned of record by John D. Gaughan, as trustee of the Gaughan 1993 Marital Trust.  Also includes 386,475 shares owned by Exber, Inc.  Mr. Gaughan is the President, and major stockholder of Exber, Inc.

(3)        Director Irvine K. Epstein is a minority stockholder of Exber, Inc.  As such, he may be deemed to be a beneficial owner of certain shares of the Company’s common stock owned by Exber, Inc.

(4)          Includes 72,500 shares owned of record by J.K. Houssels, as trustee of Houssels 1998 Charitable Trust.  Also includes 16,100 shares owned of record by Mr. J.K. Houssels, as Trustee for Eric Houssels and Kelley Claire Houssels, children of Mr. Houssels, but does not include

5,550 shares owned by each of Mr. Houssels’ adult sons, John Kell Houssels, III and James O’Shaughnessy Houssels.

Section 16(a) Beneficial Ownership Reporting Compliance.

                    Based upon a review of the forms filed with the Company, the Company does not believe that there are any persons who were delinquent in filing obligations under Section 16(a) during the last fiscal year.

Item 13.       Certain Relationships and Related Transactions.

                    The related party note payable of $32,900,000, is payable to Exber Inc., a 51.03% stockholder of the Company.  Included in accrued liabilities is $0 and $132,000 of accrued interest relating to this note at December 31, 2002 and 2001, respectively.  Interest expense on this note was $1,541,000, $2,189,000, and $2,758,000 for 2002, 2001, and 2000, respectively.  In addition, the Company has a line of credit for $1,000,000 with Exber Inc. to be used for normal operating requirements as needed.  As of December 31, 2002 and 2001, the outstanding balance was $0.

                    The Company also pays $104,000 in monthly lease payments to Exber, Inc. for the hotel and bus depot property.  The Company paid $1,250,000 during each year 2002 and 2001 and $1,354,000 during 2000 in connection with the lease.  Interest expense on the capital lease was $24,000 and $185,000 for 2001 and 2000, respectively.

                    During 2001, the Company also financed various equipment purchases through Exber, Inc., which have been classified as capital leases.  As of December 31, 2002 and 2001, capital leases include $1,595,000 and $1,881,000 payable to Exber, Inc., respectively.  Interest expense on these capital leases was $116,000 for 2002 and $13,000 for 2001.

                    The Company paid $38,000 to Exber, Inc. during 2002 in connection with various goods and services provided to the Company.  In addition, during the year ended December 31, 2002 the Company incurred reimbursable salaries and wages expenses of $501,000 due to Exber Inc., of which $17,000 was payable as of December 31, 2002.

                    In September of 2000, the Company entered into an agreement with Coast Hotels and Casinos, Inc. to operate the sports book facilities located in the Union Plaza Hotel and Casino.  In connection with this agreement, the Company receives a prorated share of the net income or net loss from total sports book operations for Coast Hotels and Casinos, Inc. For the years ended December 31, 2002, 2001 and 2000, the Company had net income of $584,000, $742,000 and $296,000, respectively, in relation to this agreement.  In addition, $252,000 and $26,000 was payable to Coast Hotels and Casinos, Inc. as of December 31, 2002 and 2001, respectively.  Coast Hotels and Casinos, Inc. is a wholly-owned subsidiary of Coast Casinos, Inc.  A major stockholder and chairman of the board of Coast Casinos, Inc. is the son of the President of the Company.

                    The Company paid $36,000, $0 and $26,000 to Coast Hotels and Casinos, Inc. d/b/a Gold Coast Hotel and Casino during 2002, 2001 and 2000, respectively, in connection with various services provided to the Company.  The Company also purchased equipment from the Gold Coast during 2002 in the amount of $45,000.

                    The Company paid $21,000, $25,000 and $27,000 to Las Vegas Dissemination, Inc. during 2002, 2001 and 2000, respectively, in connection with race book pari-mutuel system operator fees.  The sole stockholder of Las Vegas Dissemination, Inc. is the grandson of the President of the Company.

                    The Company purchases wallboards and parlay cards for its race book from Nevada Wallboards. The son of the President of the Company is the major owner of Nevada Wallboards. The Company incurred expenses payable to Nevada Wallboards during 2002, 2001 and 2000 of $27,000, $30,000 and $29,000 respectively.

Item 14.       Controls and Procedures.

                    The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, reviewed, and reported with the time periods specified in the SEC’s rules and forms.  Disclosures of such information is communicated to management of the Company, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  As a result, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

                    Prior to the date of this report, members of management, including the chief executive officer and the chief financial officer, conducted an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures.  Based on the foregoing, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

                    Since the last report filed on behalf of the Company, there have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above.  Members of management determined that there were no significant deficiencies or material weaknesses, and therefore no corrective actions were taken.

PART IV

Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1)	Financial Statements:

The following consolidated financial statements of the Registrant are included in the Registrant’s Annual Report to Stockholders for the Year Ended December 31, 2002 and the independent auditor’s report on such financial statements are incorporated herein by reference:

Independent auditor’s report

Consolidated Balance Sheets - December 31, 2002 and 2001

Consolidated Statements of Loss - Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Stockholders’ Equity (Deficit) - Years Ended December 31, 2002, 2001 and 2000

Consolidated Statements of Cash Flows - Years Ended December 31, 2002, 2001 and 2000

Notes to Consolidated Financial Statements

(2)	The following additional information for the years 2002, 2001 and 2000 is submitted herewith:

Independent Auditor’s Report

Schedule II Valuation and qualifying accounts and reserves

All other schedules are omitted because they are not required, inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(3)	Exhibits:

Exhibit Number	Description

2.01

Barrick Purchase Agreement incorporated by reference from Registrants current report on 8-K,  Item 7, Exhibit 2.1 and Exhibit 99.1, as filed with the Securities and Exchange Commission on December 11, 2002.

3.01

Articles of Incorporation of the Registrant and Amendments thereto dated December 10, 1969, February 12, 1971, and June 28, 1971, are incorporated by reference from Form 10 under File NO. 0-8133, Item 18, Page 45, Exhibits Numbers 1.01, 1.02, 1.03 and 1.04, as filed with the Securities and Exchange Commission on October 3, 1975.

3.02	Bylaws of Registrant are incorporated herein by reference from Form 10 under file No. 0-8133, Exhibit No. 1.05, as filed with the Securities and Exchange Commission on October 3, 1975.

3.03	Certificate of Amendment to Articles of Incorporation of Registrant dated May 19, 1987, filed with the Securities and Exchange Commission on March 29, 1988.

3.04	Restated and Amended Bylaws of Registrant dated May 15, 1987, filed with the Securities and Exchange Commission on March 29, 1988.

4.01	Specimen of (Amended) Certificate evidencing capital stock of Registrant, filed with the Securities and Exchange Commission on March 29, 1988.

10.01	$1,000,000 Letter of Credit signed by the President of Exber, Inc., dated August 1, 1998.

10.02	Promissory Note, Deed of Trust and Security Agreement dated January 21, 2000, between the Company and Exber, Inc.

10.03	CDS Slot System Equipment Lease dated March 1, 2002.

13.01	Annual Report to Stockholders for the fiscal year ended December 31, 2002.

21.01	List of Subsidiaries.

99.01	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT AUDITOR’S REPORT

The Stockholders and
     Board of Directors
Union Plaza Hotel and Casino, Inc.

Our report on the consolidated financial statements of Union Plaza Hotel and Casino, Inc. for the years ended December 31, 2002, 2001 and 2000 is included in this report on Form 10-K.  In connection with our audit of such consolidated financial statements, we have also audited the Schedule on Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2002, 2001 and 2000.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

Las Vegas, Nevada,
March 5, 2003

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	BALANCE AT BEGINNING OF YEAR	ADDITIONS		DEDUCTIONS (1)	BALANCE AT END OF YEAR

		CHARGED TO COSTS AND EXPENSES	CHARGED TO OTHER ACCOUNTS

Year ended December 31, 2002:
Allowance for doubtful accounts	$46,000	$36,000	$—	$40,000	$42,000

Year ended December 31, 2001:
Allowance for doubtful accounts	$45,000	$44,000	$—	$43,000	$46,000

Year ended December 31, 2000:
Allowance for doubtful accounts	$84,000	$39,000	$—	$78,000	$45,000

(1)     Write-off of uncollectible accounts, net of recoveries.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Union Plaza Hotel and Casino, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNION PLAZA HOTEL AND CASINO, INC.

/s/ JOHN D. GAUGHAN

JOHN D. GAUGHAN, Chairman of the Board and Chief Executive Officer

/s/ J. K. HOUSSELS

J. K. HOUSSELS, Vice Chairman of the Board

Date: March 21, 2003

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date: March 21, 2003	/s/ JOHN D. GAUGHAN

JOHN D. GAUGHAN, Chairman of Board/President Chief Executive Officer

Date: March 21, 2003	/s/ DON DOBSON

DON DOBSON, Vice President/Secretary/Director

Date: March 21, 2003	/s/ JOHN P. JONES

JOHN P. JONES, Vice President/Treasurer/Director

Date: March 21, 2003	/s/ IRVING K. EPSTEIN

IRVING K. EPSTEIN, Director

Date: March 21, 2003	/s/ MIKE NOLAN

MIKE NOLAN, Vice President/Director

Date: March 21, 2003	/s/ ALAN J. WOODY

ALAN J. WOODY , Vice President and Chief Financial Officer/Director

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATIONS

CERTIFICATION

I, John D. Gaughan, certify that:

1.	I have reviewed this annual report on Form 10-K of Union Plaza Hotel and Casino, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”; and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN D. GAUGHAN

John D. Gaughan Chairman of the Board and Chief Executive Officer

March 28, 2003

CERTIFICATION

I, Alan J. Woody, certify that:

1.	I have reviewed this annual report on Form 10-K of Union Plaza Hotel and Casino, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared.

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”; and
	c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.

All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ ALAN J. WOODY

Alan J. Woody Vice President and Chief Financial Officer March 28, 2003

EXHIBIT INDEX

Exhibit Number	Description

2.01

Barrick Purchase Agreement incorporated by reference from Registrants current report on 8-K,  Item 7, Exhibit 2.1 and Exhibit 99.1, as filed with the Securities and Exchange Commission on December 11, 2002.

3.01

Articles of Incorporation of the Registrant and Amendments thereto dated December 10, 1969, February 12, 1971, and June 28, 1971, are incorporated by reference from Form 10 under File NO. 0-8133, Item 18, Page 45, Exhibits Numbers 1.01, 1.02, 1.03 and 1.04, as filed with the Securities and Exchange Commission on October 3, 1975.

3.02	Bylaws of Registrant are incorporated herein by reference from Form 10 under file No. 0-8133, Exhibit No. 1.05, as filed with the Securities and Exchange Commission on October 3, 1975.

3.03	Certificate of Amendment to Articles of Incorporation of Registrant dated May 19, 1987, filed with the Securities and Exchange Commission on March 29, 1988.

3.04	Restated and Amended Bylaws of Registrant dated May 15, 1987, filed with the Securities and Exchange Commission on March 29, 1988.

4.01	Specimen of (Amended) Certificate evidencing capital stock of Registrant, filed with the Securities and Exchange Commission on March 29, 1988.

10.01	$1,000,000 Letter of Credit signed by the President of Exber, Inc., dated August 1, 1998.

10.02	Promissory Note, Deed of Trust and Security Agreement dated January 21, 2000, between the Company and Exber, Inc.

10.03	CDS Slot System Equipment Lease dated March 1, 2002.

13.01	Annual Report to Stockholders for the fiscal year ended December 31, 2002.

21.01	List of Subsidiaries.

99.01	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.