Form 10-Q
period 2003-03-31
UNION PLAZA HOTEL & CASINO INC
filed 2003-05-15
CIK 87918

UNION PLAZA HOTEL AND CASINO, INC.
1 Main Street
Las Vegas, NV  89101

                                           April 30, 2003
Securities and Exchange Commission
Washington, D.C.  20549

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith the attached Form 10-Q.

Sincerely,

UNION PLAZA HOTEL AND CASINO, INC.

/s/ ALAN J. WOODY
Alan J. Woody, Chief Financial Officer


10-Q


                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                            FORM 10-Q


  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY
      PERIOD ENDED MARCH 31, 2003.



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

             YES    [ X ]               NO    [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

             YES   [    ]               NO    [ X ]

As of April 25, 2003, 757,419 shares of common stock were outstanding. Class of common stock par value is $.50

                UNION PLAZA HOTEL AND CASINO, INC.

                  QUARTERLY REPORT ON FORM 10-Q
                 For The Period Ended March 31, 2003


                        TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

  Item 1.  Unaudited Consolidated Financial Statements

    Consolidated Balance Sheets at March 31, 2003 and December 31,2002 . . . 3

    Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . 5

    Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . 6

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . . . . 9

  Item 4. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . 12

PART II. OTHER INFORMATION

  Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

               PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                 UNION PLAZA HOTEL AND CASINO, INC.

                    CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

 ASSETS
                                   MARCH 31,     DECEMBER 31,
                                      2003           2002

Current Assets:
 Cash and cash equivalents      $  5,825,000    $  4,451,000
 Accounts receivable               1,035,000         787,000
 Inventories of food, beverage
   and supplies                      459,000         497,000
 Prepaid expense                   1,037,000         851,000

Total current assets               8,356,000       6,586,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        48,325,000      48,122,000
 Leasehold improvements            3,566,000       3,566,000
 Furniture and equipment          27,190,000      27,027,000
 Construction in Progress                  0          60,000

                                  86,093,000      85,787,000

 Less accumulated depreciation
  and amortization                54,611,000      53,658,000

Net property and equipment        31,482,000      32,129,000

 Other assets                        367,000         367,000

                                $ 40,205,000    $ 39,082,000


             The accompanying notes are an integral
              part of these financial statements

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                           MARCH 31,      DECEMBER 31,
                                             2003             2002

Current liabilities:
  Accounts payable                       $ 2,428,000      $ 2,703,000
  Accrued liabilities                      2,631,000        2,683,000
  Short term contracts payable                33,000          111,000
  Current portion of obligations under
   capital leases                            395,000          348,000

        Total current liabilities          5,487,000        5,845,000

Long-term debt, less current portion      32,900,000       32,900,000
Obligations under capital leases, less
 current portion                           1,243,000        1,247,000

                                          39,630,000       39,992,000

Commitments and contingencies

Stockholders' equity: (deficit):
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 757,419 shares at
   December 31, 2002 and 757,419 shares
   at March 31, 2003.                        750,000          750,000
Additional paid-in capital                 5,462,000        5,462,000
Retained earnings                          8,260,000        6,775,000

                                          14,472,000       12,987,000

Less treasury stock, at cost, 742,581
 shares at December 31, 2002 and
 742,581 shares at March 31, 2003.        13,897,000       13,897,000

Total stockholders' equity (deficit)         575,000         (910,000)

                                       $  40,205,000    $  39,082,000

               The accompanying notes are an integral
               part of these financial statements.

                     UNION PLAZA HOTEL AND CASINO, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                               (Unaudited)

                                           2003                 2002
Revenues:
  Casino                              $ 10,255,000         $ 9,997,000
  Food and Beverage                      2,595,000           2,681,000
  Rooms                                  3,081,000           3,046,000
  Other                                    490,000             554,000

   Gross revenues                       16,421,000          16,278,000
  Less promotional complimentaries       1,790,000           1,960,000

Net revenues                            14,631,000          14,318,000

Operating expenses:
 Casino                                  4,867,000           5,143,000
 Food and Beverage                       1,982,000           2,060,000
 Rooms                                   1,105,000             912,000
 General and administrative              1,740,000           1,753,000
 Entertainment                              68,000             103,000
 Advertising and promotion                 348,000             345,000
 Utilities and maintenance               1,455,000           1,417,000
 Depreciation and amortization             953,000             963,000
 Provisions for doubtful account            14,000               5,000
 Other costs and expenses                  266,000             299,000


   Total operating expenses             12,798,000          13,000,000

   Operating income                      1,833,000           1,318,000

Other income (expense):
 Gain on sale of assets                     27,000               3,000
 Interest income                             1,000               9,000
 Interest expense                         (376,000)           (407,000)
   Total other expense                    (348,000)           (395,000)

Income before income taxes              $1,485,000            $923,000
Income Taxes                                     -                   -

Net Income                              $1,485,000            $923,000

Earnings per common share                    $1.96               $1.22

            The accompanying notes are an integral
              part of these financial statements

                UNION PLAZA HOTEL AND CASINO, INC.

              CONSOLIDATED STATEMENTS OF CASH FLOWS

            THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                          (Unaudited)

                                                2003           2002
Cash flows from operating activities:
 Cash received from customers              $ 14,383,000   $ 14,200,000
 Cash paid to suppliers and employees       (12,439,000)   (11,391,000)
 Interest received                                1,000          9,000
 Interest paid                                 (257,000)      (407,000)
   Net cash provided by operating activities  1,688,000      2,411,000

Cash flows from investing activities:
 Proceeds from sale of property and equipment    27,000          3,000
 Purchase of property and equipment            (175,000)      (211,000)
   Net cash used in investing activities       (148,000)      (208,000)

Cash flows from financing activities:
 Principal payments on short term contracts     (78,000)       (82,000)
 Principal payments on capital lease            (88,000)      (120,000)
   Net cash used in financing activities       (166,000)      (202,000)

Net increase in cash and
  cash equivalents                            1,374,000      2,001,000
Cash and cash equivalents,
  at 12/31/02 and 12/31/01                    4,451,000      3,552,000

Cash and cash equivalents,
  at 03/31/03 and 03/31/02                    5,825,000      5,553,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net profit for period ended
  03/31/03 and 03/31/02                     $ 1,485,000     $  923,000

 Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization                 953,000        963,000
  Gain (loss) on sale of assets                 (27,000)        (3,000)
  Provision for doubtful accounts                14,000          5,000
(Increase) decrease in assets:
   Accounts receivable                         (262,000)      (123,000)
   Inventories                                   38,000         44,000
   Prepaid expenses                            (186,000)         3,000
   Other assets                                       0          4,000
Increase in liabilities:
   Accounts payable                            (275,000)       514,000
   Accrued expenses                             (52,000)        81,000
     Total adjustments                          203,000      1,488,000

Net cash provided by operating
 activities                                $  1,688,000   $  2,411,000


            The accompanying notes are an integral
              part of these financial statements

                UNION PLAZA HOTEL AND CASINO, INC.

         UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. - Nature of the Operations and Basis of Accounting

	The Company's wholly-owned subsidiary, Union Plaza Operating Company, operates hotel and gaming operations in downtown Las Vegas, Nevada. A substantial portion of the operating revenues of the Company's subsidiary is derived from gaming operations which are subject to extensive regulations in the State of Nevada by the Gaming Commission, the Gaming Control Board and local regulatory agencies.

	In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations and cash flows for the three month periods ended March 31, 2003 and 2002. We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. The operating results and cash flows for the three month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results that will be achieved for the full year or future periods.

Note 2. - Earnings Per Common Share

	Earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. The weighted average number of shares outstanding was 757,419 during the three months ended March 31, 2003 and March 31, 2002.

Note 3. - Employee Benefit Plans

	The Company contributes to a discretionary executive bonus plan. During the first three months of 2003, the Company authorized and distributed $262,000 according to this plan compared to a year ago when $172,000 was authorized. The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. There have been no profit sharing plan contributions since 1996 it is anticipated that there will be none in the foreseeable future.

NOTE 4. - Selected Related Party Transactions

	The related party note payable of $32,900,000, as more fully described in Note 6, is payable to Exber, Inc., a 51.03% stockholder of the Company. Interest expense on this note was $345,000 and $392,000 for the three months ended March 31, 2003 and 2002, respectively. In addition, the Company has a line of credit for $1,000,000 with Exber, Inc. to be used for normal operating requirements as needed. As of March 31, 2003 and December 31, 2002, the outstanding balance was $0.

	The Company leases hotel and bus depot property from Exber, Inc. on a month-to-month basis under an operating lease that commenced on July 1, 2001, with monthly payments of $104,000. The Company paid a total of $313,000 during each of the three months ended March 31, 2003 and 2002.

	During 2003 and 2002, the Company also financed various equipment purchases through Exber, Inc. that have been classified as capital leases. At March 31, 2003, capital leases included $1,638,000, not including interest, payable to Exber, Inc. Interest paid to Exber, Inc. on these capital leases during each of the three months ended March 31, 2003 and 2002 was $31,000 and $12,000 respectively.

           UNION PLAZA HOTEL AND CASINO, INC.

Note 5. - Contingencies

     The Company has contingent liabilities with respect to lawsuits and other matters arising in the ordinary course of business. In the opinion of management, no material liability exists with respect to these contingencies.

Note 6. - Long-Term Debt

Long-term debt consists of the following:

                                         March 31,     December 31,
                                           2003            2002
Related party note, as amended, payable
in monthly payments of interest only at
prime not to exceed 12%, until January
1, 2005, at which time the entire
balance plus interest is due.
The note is secured by a First Deed of
Trust on land and buildings.  The
effective rate of interest at
March 31, 2003 is 4.25%.                $32,900,000      $32,900,000



                                        $32,900,000      $32,900,000

Note 7. - Supplemental Cash Flows Information

                                         March 31,      March 31,
                                           2003           2002
Supplemental schedule of non cash
  investing and financing activities:

Equipment acquired by direct financing  $ 131,000      $  67,000


Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

	Net revenues at the Company's hotel and casino increased $313,000 or 2.2% during the first quarter of 2003 compared to the same period a year ago. Revenues from gaming operations increased 2.6% or $258,000 reflecting improved slot machine win and increased win from the sports book. Room revenues increased 1.1% or $35,000 for the first quarter as the result of a slight improvement in room occupancy levels combined with a slightly higher average daily room rate. Food and beverage sales declined 3.2% or $86,000 which is attributed to 38,000 fewer covers in the Company's restaurants combined with $27,000 fewer complimentary drinks served from the bars. Promotional complimentaries were $1,790,000 during the first three months of 2003 compared to $1,960,000 in the first quarter of 2002. Management continues to focus on using the computerized player management system to properly evaluate customers and to ensure that those customers deserving complimentary rooms, meals and beverages receive those benefits for their patronage. The system allows Management to tier offers to meet a wide range of customers with fewer costs.

	Operating expenses declined $202,000 or 1.6% in the first quarter as the result of many cost-cutting efforts implemented by management, and still in place, since the tourism slowdown that followed September 11, 2001 and the nation's war with Iraq. Management has been very diligent to ensure payroll reductions and other savings that were gained immediately following the terrorist attacks remain constant. During the past two years, Management has utilized industry ratios and other benchmarks as targets for improvements in personnel costs.

	For the first three months of 2003, personnel costs were down $324,000 from the same period in 2002 and lower by $655,000 compared to 2001. Another key area of improvement is the reduction of food and beverage product costs. Management has focused on the reduction of inventories in the food and beverage department that has helped reduce waste costs and has provided for tighter control on that inventory. Food and beverage cost-of-sales as a percentage of sales has improved significantly over the past two years as a result of the inventory improvements combined with centralized purchasing of product. New point-of-sale terminals linked to a modernized liquor dispensing system are being installed at the Company's bars and they are expected to have a significant impact on beverage pour costs. Casino related costs decreased 5.4% or $276,000 reflecting payroll related savings in most gaming areas. Room related costs rose 21.2% or $193,000 during the quarter due partially to the increase in union health and pension benefits incurred in June of last year. The hotel also paid slightly more this year for laundry outsourcing compared to in-house linen service a year ago and spent more on uniform replacements for the period.

	Overall, the Company reported net operating income of $1,833,000 for the first quarter compared to an operating income of $1,318,000 in last year's quarter. Total other expense declined by $47,000 or 11.9% reflecting a lower effective rate of interest on the Company's first mortgage debt. As a result of these factors the Company's net income in the first quarter of 2003 was $1,485,000 compared to net income of $923,000 in the comparable quarter one year ago. On a per share basis, net income was $1.96 per share versus $1.22 a year ago.

Liquidity and Capital Resources

     At March 31, 2003, the Company's primary source of liquidity was $5,825,000 in cash and cash equivalents and a $1,000,000 letter of credit secured by the Company's majority shareholder. Cash accounted for 14.5% of total assets at March 31, 2003 compared to 11.4% or $4,451,000 at December 31, 2002. The ratio of current assets to current liabilities was 1.5 to 1 at March 31, 2003 compared to 1.1 to 1 at December 31, 2002. Accounts receivable increased 31.5% or $248,000 in the first three months reflecting a rise in room bookings from the Company's traditional travel suppliers along with bookings from internet room booking services.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Liquidity and Capital Resources (continued)

	Casino related receivables declined by $44,000 or 17.4% since December 2002 due primarily to the usually high number of credit extensions associated with New Year's weekend. Prepaid expenses were $1,037,000 at March 31, 2003, up from $851,000 at December 31, 2002.
Prepaid gaming tax and licenses increased nearly $140,000 in the first quarter and prepaid property taxes were up $94,000 reflecting timing differences of the payments made.

	Accounts payable declined 10.2% or $275,000 during March of 2003 due primarily to the timing of the monthly Culinary Union insurance payment. Long-term debt, short-term contracts payable and obligations under capital leases(including current term portions) were $34,571,000 at March 31, 2003 compared to $34,606,000 at December 31,
2002. The moderate change in debt obligations reflects additional short-term slot contracts entered into, offset by monthly installments applied towards those purchases.

	As a result of the factors mentioned above, first quarter 2003 operating cash flow was $1,688,000 compared to $2,411,000 reported a year ago. Management expects the cash generated by operations, along with financing provided by Exber, Inc., will provide the adequate liquidity to meet the future needs of the business. The Company considers the financial stability of its majority shareholder to be a source of capital for future investment in equipment and funding for operations when needed. These factors considered, management believes that its capital resources and those available to it should be adequate to meet its anticipated requirements.


Contractual Obligations

                             Payments Due By Period

                           Less Than 1                         More Than 5
                Total          Year     1-3 Years   3-5 Years     Years

Long-Term     $32,900,000  $   -     $  -         $32,900,000    $  -
 Debt

Capital
 Lease
 Obligations    1,903,000    513,000   1,021,000      369,000       -


Operating            -         -           -              -         -
 Leases

Purchase
 Obligations         -         -           -              -         -

Other Long-Term
 Liabilities         -         -           -              -         -

Total         $34,803,000   $513,000  $1,021,000  $33,269,000   $   -


Recent Developments

	On December 6, 2002, the Company; the Plaza Subsidiary; Exber, Inc., a Nevada corporation ("Exber"); Gaughan South Corp., a Nevada corporation ("Gaughan South"); and Barrick Corporation, a Nevada corporation ("Barrick") entered into an Agreement of Purchase and Sale (the "Purchase Agreement"). The Purchase Agreement contemplates that the Company, the Plaza Subsidiary, Exber and Gaughan South will sell to Barrick the assets, with certain exceptions, associated with the Las Vegas Club Hotel and Casino, Plaza Hotel and Casino, Gold Spike Hotel and Casino, and Western Hotel and Casino, including the Ambassador Hotel. The aggregate cash purchase price to be paid by Barrick is $82 million, of which $55.5 million is allocated under the Purchase Agreement to the Plaza Hotel and Casino and the associated personal property.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Recent Developments (continued)

Amounts paid to the Company in respect of the Purchase Agreement are subject to the existing obligations of the Company not assumed by Barrick (totaling approximately $45,000,000 at April 30, 2003). Such obligations must be paid out of the proceeds from the sale before any funds will be available to the stockholders in any liquidation event. As the primary lender to the Company, Exber will be paid a substantial amount of the funds paid in repayment of the Company's indebtedness. The Purchase Agreement provides that, with certain exceptions, Barrick will hire the employees of the sellers on terms and conditions comparable to those of the respective sellers as of December 6, 2002, or on the terms and conditions of applicable collective bargaining agreements.

	Exber operates the Western Hotel and Casino, Ambassador Hotel, and Las Vegas Club Hotel & Casino and is the owner of record of approximately 51.0% of the Company's outstanding capital stock.
Gaughan South operates the Gold Spike Hotel & Casino. Mr. John D. Gaughan is a director, Chairman of the Board, Chief Executive and Operating Officer, President, and the beneficial owner (as the trustee and sole beneficiary of the Gaughan 1993 Marital Trust and controlling stockholder of Exber) of approximately 65.1% of the Company's outstanding capital stock. Mr. Gaughan is a director, President and beneficial owner (as the trustee and sole beneficiary of the Gaughan 1993 Survivors Trust and the Gaughan 1993 Marital Trust) of approximately 71.6% of the outstanding capital stock of Exber. Mr. Gaughan is a director, President and record owner of 100% of the outstanding capital stock of Gaughan South.

Consummation of the sale is subject to a number of significant conditions, including without limitation:

	Receipt of the approval by the Company's stockholders of the sale of substantially all of the property and assets of the Plaza Subsidiary pursuant to the Purchase Agreement;

	Receipt of all necessary approvals by the Nevada gaming authorities, gaming licenses and liquor licenses, and

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

The foregoing description of the Purchase Agreement is qualified in its entirety by reference to the Purchase Agreement, a copy of which is filed as Exhibit 2.1 to the Company's Current Report of Form 8-K dated December 12, 2002 (the "Form 8-K") and incorporated herein in its entirety by reference, and the press release dated December 9, 2002 issued by the Company, a copy of which is attached as Exhibit 99.1 to the Form 8-K and incorporated herein in its entirety by reference.

Since the announcement of the Purchase Agreement, the following developments have occurred:

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Developments (continued)

1. Barrick has advised the Company that Barrick has filed applications with the Nevada Gaming Authorities and Licensing "Nevada" for the necessary approvals to the Purchase Agreement and the transactions intended thereunder. The Company cannot give any assurances when the investigation will be completed or whether, if complete, Barrick will receive the necessary approvals required under the Purchase Agreement.

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

 ITEM 4. - CONTROLS AND PROCEDURES

	The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, reviewed, and reported within the time periods specified in the SEC's rules and forms. Disclosures of such information is communicated to management of the Company, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As a result, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

	Within 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

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


PART II. - OTHER INFORMATION

Item 6. - Exhibits

(a) Exhibits

10.04 NEC Telephone System Lease
10.05 Perconta Slot Redemption Equipment Lease
99.01 Certifications Pursuant to 18 U.S.C Section 1350

                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              UNION PLAZA HOTEL AND CASINO, INC.
                        (REGISTRANT)


Date:   April 30, 2003            /S/ JOHN D. GAUGHAN
                                      JOHN D. GAUGHAN, Chief
                                      Executive Officer


Date:   April 30, 2003            /S/ ALAN J. WOODY
                                      ALAN J. WOODY, Chief
                                      Financial Officer

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


  /s/ JOHN D. GAUGHAN

JOHN D. GAUGHAN
Chairman of the Board and
Chief Executive Officer
April 30, 2003

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

  /s/ ALAN J. WOODY

Alan J. Woody
Vice President and
Chief Financial Officer
April 30, 2003