Form 10-Q
period 2003-06-30
UNION PLAZA HOTEL & CASINO INC
filed 2003-08-13
CIK 87918

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED JUNE 30, 2003.


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

             YES    [   ]               NO    [ X ]

As of July 31, 2003, 757,419 shares of common stock were outstanding. Class of common stock par value is $.50

           UNION PLAZA HOTEL AND CASINO, INC.

             QUARTERLY REPORT ON FORM 10-Q
           For The Period Ended June 30, 2003


                    TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

  Item 1.  Unaudited Consolidated Financial Statements

    Consolidated Balance Sheets at June 30, 2003 and December 31, 2002 . . . 3

    Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . 5

    Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . 6

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . . . . 9

  Item 3. Quantitative and Qualitative Disclosures about Market Risk . . . . 12

  Item 4. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . 12

PART II. OTHER INFORMATION

  Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

      PART I. - FINANCIAL INFORMATION

Item 1.    Financial Statements

              UNION PLAZA HOTEL AND CASINO, INC.

                 CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

ASSETS

                                    JUNE 30,     DECEMBER 31,
                                      2003           2002

Current Assets:
 Cash and cash equivalents      $  6,962,000    $  4,451,000
 Accounts receivable, net            773,000         787,000
 Inventories of food, beverage
   and supplies                      457,000         497,000
 Prepaid expenses                    821,000         851,000

Total current assets               9,013,000       6,586,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        48,403,000      48,122,000
 Leasehold improvements            3,566,000       3,566,000
 Furniture and equipment          28,000,000      27,027,000
 Construction in Progress                  -          60,000

                                  86,981,000      85,787,000

 Less accumulated depreciation
  and amortization                55,563,000      53,658,000

Net property and equipment        31,418,000      32,129,000

 Other assets                        366,000         367,000

                                $ 40,797,000    $ 39,082,000


             The accompanying notes are an integral
              part of these financial statements

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                          JUNE 30,        DECEMBER 31,
                                            2003             2002

Current liabilities:
  Accounts payable                       $ 1,941,000      $ 2,703,000
  Accrued liabilities                      2,608,000        2,683,000
  Short term contracts payable                     -          111,000
  Current portion of obligations under
   capital leases                            607,000          348,000

        Total current liabilities          5,156,000        5,845,000

Long-term debt, less current portion      32,900,000       32,900,000
Obligations under capital leases, less
 current portion                           1,585,000        1,247,000

                                          39,641,000       39,992,000

Commitments and contingencies

Stockholders' equity (deficit):
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 757,419 shares at
   December 31, 2002 and 757,419 shares
   at June 30, 2003.                         750,000          750,000
Additional paid-in capital                 5,462,000        5,462,000
Retained earnings                          8,841,000        6,775,000

                                          15,053,000       12,987,000

Less treasury stock, at cost, 742,581
 shares at December 31, 2002 and
 742,581 shares at June 30, 2003.         13,897,000       13,897,000

Total stockholders' equity (deficit)       1,156,000         (910,000)

                                         $40,797,000      $39,082,000


               The accompanying notes are an integral
               part of these financial statements


                UNION PLAZA HOTEL AND CASINO, INC.
                CONSOLIDATED STATEMENTS OF INCOME

            SIX AND THREE MONTHS ENDED JUNE 30, 2003 AND 2002
               Amounts in thousands except per share data
                              (Unaudited)


                                 SIX MONTHS ENDED    THREE MONTHS ENDED
                                     JUNE 30,              JUNE 30,
                                 2003      2002        2003      2002
Revenues:
  Casino                       $ 19,801  $ 18,557    $ 9,546     $ 8,560
  Food and Beverage               4,971     5,027      2,376       2,346
  Rooms                           5,899     5,760      2,819       2,715
  Other                           1,014     1,069        524         514

   Gross revenues                31,685    30,413     15,265      14,135
  Less promotional                3,266     3,376      1,476       1,416
   allowances
Net revenues                     28,419    27,037     13,789      12,719

Operating expenses:
 Casino                           9,806    10,016      4,939       4,874
 Food and Beverage                3,996     4,100      2,014       2,040
 Rooms                            2,290     1,939      1,185       1,027
 General and administrative       3,224     3,124      1,485       1,371
 Entertainment                      135       207         67         105
 Advertising and promotion          690       689        342         344
 Utilities and maintenance        3,076     3,046      1,621       1,628
 Depreciation and amortization    1,905     1,922        952         959
 Provisions for doubtful account     33        15         18          10
 Other costs and expenses           523       555        257         256


   Total operating expenses      25,678    25,613     12,880      12,614

   Operating income               2,741     1,424        909         105

Other income (expense):
 Gain on sale of assets              77         3         49           0
 Interest income                      5        15          4           7
 Interest expense                  (757)     (833)      (381)       (427)
   Total other income (expense)    (675)     (815)      (328)       (420)

Income before income taxes       $2,066      $609       $581       $(315)
Income Taxes                          -         -          -           -

Net Income                       $2,066      $609        581        (315)

Earnings (loss) per common share $ 2.73     $0.80      $0.77      $(0.42)

            The accompanying notes are an integral
              part of these financial statements

             UNION PLAZA HOTEL AND CASINO, INC.

            CONSOLIDATED STATEMENT OF CASH FLOWS

           SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                        (Unaudited)

                                                2003           2002
Cash flows from operating activities:
 Cash received from customers              $ 28,400,000   $ 27,238,000
 Cash paid to suppliers and employees       (24,621,000)   (22,927,000)
 Interest received                                5,000         15,000
 Interest paid                                 (642,000)      (833,000)
   Net cash provided by operating activities  3,142,000      3,493,000

Cash flows from investing activities:
 Proceeds from sale of property and equipment    77,000          4,000
 Purchase of property and equipment            (392,000)      (418,000)
   Net cash used in investing activities       (315,000)      (414,000)

Cash flows from financing activities:
 Principal payments on short term contracts    (111,000)      (418,000)
 Principal payments on capital lease           (205,000)      (246,000)
   Net cash used in financing activities       (316,000)      (664,000)

Net increase in cash and
  cash equivalents                            2,511,000      2,415,000
Cash and cash equivalents,
  at 12/31/02 & 12/31/01                      4,451,000      3,552,000

Cash and cash equivalents,
at 06/30/03 & 06/30/02                      $ 6,962,000    $ 5,967,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net profit for period ended
  06/30/03 and 06/30/02                     $ 2,066,000     $  609,000

 Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization               1,905,000      1,922,000
  Gain Loss on sale of assets                   (77,000)        (4,000)
  Provision for doubtful accounts                33,000         15,000
(Increase) decrease in assets:
   Accounts receivable                          (19,000)       186,000
   Inventories                                   40,000         (3,000)
   Prepaid expenses                              30,000        325,000
   Other assets                                   1,000          8,000
Increase (decrease) in liabilities:
   Accounts payable                            (762,000)       596,000
   Accrued expenses                            (190,000)      (161,000)
   Accrued Interest                             115,000              0
     Total adjustments                        1,076,000      2,884,000

Net cash provided by operating
 activities                                $  3,142,000   $  3,493,000



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

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations and cash flows for the six-month periods ended
June 30, 2003 and 2002. We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. The operating results and cash flows for the six-month periods ended June 30, 2003 and 2002 are not necessarily indicative of the results that will be achieved for the full year or future periods.


Note 2. - EARNINGS PER COMMON SHARE

Earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. The weighted number of shares outstanding was 757,419 during the six months ended June 30, 2003 and June 30, 2002.

Note 3. - EMPLOYEE BENEFIT PLANS

The Company contributes to a discretionary executive bonus plan. During the first six months of 2003, the Company authorized and distributed $364,000 according to this plan compared to a year ago when $188,000 was authorized. The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. There have been no profit sharing plan contributions since 1996 it is anticipated that there will be none in the foreseeable future.

Note 4. - SELECTED RELATED PARTY TRANSACTIONS

The related party note payable of $32,900,000, as more fully described in Note 6, is payable to Exber, Inc., a 51.03% stockholder of the Company. Interest expense on this note was $694,000 and $781,000 for the six months ended June 30, 2003 and 2002, respectively. In addition, the Company has a line of credit for $1,000,000 with Exber, Inc. to be used for normal operating requirements as needed. As of June 30, 2003 and December 31, 2002, the outstanding balance was $0.

The Company leases hotel and bus depot property are now leased from Exber, Inc. on a month-to-month basis under an operating lease commencing on July 1, 2001, with monthly payments of $104,000. The Company paid a total of $625,000 during each of the six months ended June 30, 2003 and 2002.

During 2003 and 2002, the Company also financed various equipment purchases through Exber, Inc. that have been classified as capital leases. At June 30, 2003, capital leases included $2,192,000, not including interest, payable to Exber, Inc. Interest paid to Exber, Inc. on these capital leases during each of the six months ended June 30, 2003 and 2002 was $64,000 and $48,000 respectively.

     UNION PLAZA HOTEL AND CASINO, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

Note 5 - CONTINGENCIES

     The Company has contingent liabilities with respect to lawsuits and other matters arising in the ordinary course of business. In the opinion of management, no material liability exists with respect to these contingencies.

Note 6 - LONG-TERM DEBT


Long-term debt consists of the following:

                                        June 30,     December 31,
                                          2003         2002
Related party note, as amended, payable
in monthly payments of interest only at
prime not to exceed 12%, until January
1, 2005, at which time the entire
balance plus interest is due.
The note is secured by a First Deed of
Trust on land and buildings.  The
effective rate of interest at
June 30, 2003 is 4.00%.                $32,900,000   $32,900,000



                                       $32,900,000   $32,900,000

NOTE 7 - SUPPLEMENTAL CASH FLOWS INFORMATION

                                         June 30,      June 30,
                                           2003          2002
Supplemental schedule of non cash
  investing and financing activities:

Equipment acquired by direct financing  $ 802,000      $936,000

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Net revenues at the Company's hotel and casino were $13.8 million for the three months ended June 30, 2003, an increase of 8.6% from the $12.7 million net revenue reported in the same period a year ago. Current year results reflect growth in gaming revenues, improvements in hotel occupancy, increased food and beverage sales, and slightly higher non gaming revenue. Year-to-date trends were similar to the second quarter results with the exception of food and beverage sales that were lower compared to the 2002 period.

Casino revenues increased by 11.5% in the 2003 second quarter, to $9,546,000 from $8,560,000 in 2002. Slot win increased by 7.3% to
$7,810,000 from $7,276,000 in the year ago second quarter. Slot handle volume was up 6.5% from the 2002 second quarter. Slot win-to-handle percentages were within a normal range for both periods but the hold percentage was slightly higher in the second current quarter.
Table game win in the second quarter increased by 7.7% to $1,401,000 from
$1,302,000 a year ago.   Table game drop increased by 3.1% and the hold
percentage improved to 14.3% from 13.7% in the 2002 second quarter.
Sports book revenues were up 136.6% to $366,000 in the 2003 second quarter from $155,000 in 2002. Total sports book write increased by 18.0% in the 2003 second quarter and the win-to-write percentage improved to 5.3% from 2.6% in the same period a year ago.

Room revenues were $2,819,000 in the second quarter of 2003 compared to $2,715,000 in the second quarter of 2002 representing an increase of 3.8%. Increased marketing and advertising campaigns for rooms combined with competitive pricing strategies lead to the improvement. Hotel occupancy was 83.8% in the second quarter of 2003, up from 75.3% in 2002, while the average daily room (ADR) was down $2.58 compared to last year. Management plans to continue its efforts to market the rooms aggressively through advertising and direct mail programs and to also maintain and strengthen its ADR by improving the hotel rooms and adjusting room rates on demand.

Food and beverage revenues improved to $2,376,000 in the 2003 second quarter, up from $2,346,000 in last year's quarter. The growth in food and beverage sales is due to more guests staying in the Plaza's hotel rooms during the quarter combined with an 11.1% increase in average revenue per restaurant cover. Each of the leased restaurant operations located in the Plaza's food court also reported solid sales growth in the second quarter of this year. The Plaza's mix of dining options continues to expand with the addition of Noble Roman's Pizza, Sabrett's Hot Dogs, and a Dreyer's Ice Cream outlet that opened in May of this year. During the six months ended June 30, 2003, total food covers declined by 48,000 persons resulting in lower food and beverage revenues compared to the same period in 2002. Total food covers were down 38,000 during the first quarter of 2003 reflecting room occupancies that were equal to last year's quarter combined with the added dining options added at the Plaza.

For the quarter, operating income of $909,000 was up 765.7% from the same period one year ago. The increase is attributed to the revenue growth mentioned above although that increase was partially offset by a 2.1% increase in operating costs. The increase in operating expenses was primarily the result of the increase in hotel and casino business during the quarter. The expansion in room occupancies led to higher room related payroll and laundry expenses compared to the year age quarter. Casino operating costs were also higher reflecting the overall increase in gaming activity at the Plaza casino. General and administrative costs grew to $1,485,000 from $1,371,000 a year ago reflecting higher accounting fees and increased salary expense in the current year quarter. Year-to-date, operating expenses increased less than a percent overall and operating income improved by 93% to $2,741,000.

Net income for the second quarter of 2003 was $581,000 compared to a net loss of $315,000 in the 2002 quarter. Interest expense in the recent quarter was $381,000 compared to $427,000 a year ago as the result of the lower interest rate based on the prime rate of interest. The Plaza sold a number of used and out-dated slot machines during the quarter that had been previously written off resulting in a gain on asset sales of $49,000. On a per share basis, net income was $0.77 per share for quarter ended June 30, 2003 compared to a loss of $0.42 in the same period a year ago.

Lower interest expense in the first six months and gains on asset sales resulted in an improvement to net income for the first six months of 2003. Interest expense was down $76,000 and gains on assets sales was $74,000 more than last year. Net income for the first half of 2003 was $2,066,000 compared to $609,000 for the same period in 2002. On a per share basis, year-to-date net income was $2.73 per share versus $0.80 a year ago.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 2003, the Company's primary source of liquidity was $6,962,000 in cash and cash equivalents and a $1,000,000 letter of credit secured by the Company's majority shareholder. Cash accounted for 17.1% of total assets at June 30, 2003 compared to 11.4% or $4,451,000 at December 31, 2002. The ratio of current assets to current liabilities was 1.7 to 1 at June 30, 2003 compared to 1.1 to 1 at December 31, 2002. Cash provided by operating activities was $3,142,000 in the 2003 quarter, compared to $3,493,000 in the 2002 period. The decrease was the result of the reduction in accounts payable and accrued liabilities in the current year. Cash used in investing activities was $315,000, net of gains on asset sales, versus $414,000 last year. Cash used in financing activities was $316,000 in 2003 compared to $664,000 in 2002. In the second half of 2002, the Plaza paid off a number of short term slot purchase contracts.

Inventories of food, beverage and supplies at the end of the second quarter of 2003 were $457,000 down from $497,000 a year ago. During the past year the Company has changed the manner in which it purchases products by increasing the frequency of orders and maintaining lower inventories. Maintaining lower inventories has resulted in lower food costs, fresher products and less spoilage. Accounts receivable declined slightly and prepaid expenses were down $30,000 to $821,000 due to timing differences.

Contractual Obligations

                             Payments Due By Period

                         Less Than 1                         More Than 5
              Total          Year     1-3 Years    3-5 Years    Years

Long-Term   $32,900,000    $   -       $  -      $32,900,000    $  -
 Debt

Capital
 Lease        2,192,000   607,000    1,339,000       246,000       -
 Obligations

Operating          -         -           -              -          -
 Leases

Purchase
 Obligations       -         -           -              -          -

Other Long-Term
 Liabilities       -         -           -              -          -

Total       $35,092,000  $607,000   $1,339,000   $33,146,000    $  -


RECENT DEVELOPMENTS

	On December 6, 2002, the Company; the Plaza Subsidiary; Exber, Inc., a Nevada corporation ("Exber"); Gaughan South Corp., a Nevada corporation (Gaughan South"); and Barrick Corporation, a Nevada corporation ("Barrick") entered into an Agreement of Purchase and Sale (the "Purchase Agreement"). The Purchase Agreement contemplates that the Company, the Plaza Subsidiary, Exber and Gaughan South will sell to Barrick the assets, with certain exceptions, associated with the Las Vegas Club Hotel and Casino, Plaza Hotel and Casino, Gold Spike Hotel and Casino, and Western Hotel and Casino, including the Ambassador Hotel. The aggregate cash purchase price to be paid by Barrick is $82 million, of which $55.5 million is allocated under the Purchase Agreement to the Plaza Hotel and Casino and the associated personal property. Amounts paid to the Company in respect of the Purchase Agreement are subject to the existing obligations of the Company not assumed by Barrick (totaling approximately $45,000,000 at July 31, 2003). Such obligations must be paid out of the proceeds from the sale before any funds will be available to the stockholders in any liquidation event. As the primary lender to the Company, Exber will be paid a substantial amount of the funds paid in repayment of the Company's indebtedness. The Purchase Agreement provides that, with certain exceptions, Barrick will hire the employees of the sellers on terms and conditions comparable to those of the respective sellers as of December 6, 2002, or on the terms and conditions of applicable collective bargaining agreements.

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

	Receipt of all necessary approvals by the Nevada gaming authorities, gaming licenses and liquor licenses, and

	The expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, which early termination was granted on May 19, 2003.

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

Since the announcement of the Purchase Agreement, the following developments have occurred:

1. Barrick has advised the Company that Barrick has filed applications with the Nevada Gaming Authorities (as defined below-see "Regulation and Licensing "Nevada") for the necessary approvals to the Purchase
Agreement and the transactions intended thereunder. The Company cannot give any assurances when the investigation will be completed or whether, if complete, Barrick will receive the necessary approvals required under the Purchase Agreement.

2. Early termination under the Hart-Scott-Rodino Antitrust Improvements Act of 1976,was granted on May 19, 2003.

The Company has not yet scheduled a meeting of stockholders to request approval of the stockholders for the Purchase Agreement. The Company intends to schedule the meeting of stockholders once it receives an indication that the Nevada Gaming Authorities are nearing completion of the required investigations of Barrick and the transaction.

ITEM 3. - Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates and commodity prices. Our primary exposure to market risk is interest rate risk associated with our long-term debt. The interest rate on our long-term debt is at prime, not to exceed 12%. Assuming that the amount of our variable rate debt remained constant at $32.9 million during the next twelve months, an increase of 1% in the prime rate would increase our annual interest expense by $329,000.

ITEM 4. - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, reviewed, and reported with the time periods specified in the SEC's rules and forms. Disclosures of such information is communicated to management of the Company, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. As a result, management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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


PART II. - OTHER INFORMATION

Item 6. - Exhibits

(a) Exhibits

10.06 IGT EZ Pay Parts - Equipment Lease
10.07 50 IGT Game - Equipment Lease
99.01 Certifications Pursuant to 18 U.S.C Section 1350

                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              UNION PLAZA HOTEL AND CASINO, INC.
                        (REGISTRANT)


Date:   August 8, 2003            /S/ JOHN D. GAUGHAN
                                      JOHN D. GAUGHAN, Chief
                                      Executive Officer


Date:   August 8, 2003            /S/ ALAN J. WOODY
                                      ALAN J. WOODY, Chief
                                      Financial Officer

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


  /s/ JOHN D. GAUGHAN

JOHN D. GAUGHAN
Chairman of the Board and
Chief Executive Officer
July 31, 2003

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

  /s/ ALAN J. WOODY

ALAN J. Woody
Vice President and
Chief Financial Officer
July 31, 2003