Form 10-Q
period 2003-09-30
UNION PLAZA HOTEL & CASINO INC
filed 2003-11-12
CIK 87918

SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                           FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
       ENDED SEPTEMBER 30, 2003.


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

             YES    [   ]               NO    [ X ]

As of October 31, 2003, 757,419 shares of common stock were outstanding. Class of common stock par value is $.50

           UNION PLAZA HOTEL AND CASINO, INC.

             QUARTERLY REPORT ON FORM 10-Q
           For The Period Ended September 30, 2003


                    TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

  Item 1.  Unaudited Consolidated Financial Statements

    Consolidated Balance Sheets at September 30, 2003 and December 31, 2002  3

    Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . 5

    Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . 6

    Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . 7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . . . . 9

  Item 3. Quantitative and Qualitative Disclosures about Market Risk . . . . 12

  Item 4. Controls and Procedures  . . . . . . . . . . . . . . . . . . . . . 12

PART II. OTHER INFORMATION

  Item 6. Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 12

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Certifications . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

      PART I. - FINANCIAL INFORMATION

Item 1.    Financial Statements

              UNION PLAZA HOTEL AND CASINO, INC.

                 CONSOLIDATED BALANCE SHEETS
                           (UNAUDITED)

ASSETS

                                  SEPTEMBER 30,  DECEMBER 31,
                                      2003           2002

Current Assets:
 Cash and cash equivalents      $  7,244,000    $  4,451,000
 Accounts receivable, net            782,000         787,000
 Inventories of food, beverage
   and supplies                      509,000         497,000
 Prepaid expenses                  1,109,000         851,000

Total current assets               9,644,000       6,586,000

Property and equipment:
 Land                              7,012,000       7,012,000
 Buildings                        48,467,000      48,122,000
 Leasehold improvements            3,578,000       3,566,000
 Furniture and equipment          28,929,000      27,027,000
 Construction in Progress                  -          60,000

                                  87,986,000      85,787,000

 Less accumulated depreciation
  and amortization                56,551,000      53,658,000

Net property and equipment        31,435,000      32,129,000

 Other assets                        368,000         367,000

                                $ 41,447,000    $ 39,082,000


             The accompanying notes are an integral
              part of these financial statements

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                          SEPTEMBER 30,   DECEMBER 31,
                                             2003             2002

Current liabilities:
  Accounts payable                       $ 2,215,000      $ 2,703,000
  Accrued liabilities                      2,456,000        2,683,000
  Short term contracts payable                29,000          111,000
  Current portion of obligations under
   capital leases                            804,000          348,000

        Total current liabilities          5,504,000        5,845,000

Long-term debt, less current portion      32,900,000       32,900,000
Obligations under capital leases, less
 current portion                           2,086,000        1,247,000

                                          40,490,000       39,992,000

Commitments and contingencies

Stockholders' equity (deficit):
 Common stock, $.50 par value; authorized
   20,000,000 shares; issued 1,500,000
   shares; Outstanding 757,419 shares at
   December 31, 2002 and 757,419 shares
   at September 30, 2003.                    750,000          750,000
Additional paid-in capital                 5,462,000        5,462,000
Retained earnings                          8,642,000        6,775,000

                                          14,854,000       12,987,000

Less treasury stock, at cost, 742,581
 shares at December 31, 2002 and
 742,581 shares at September 30, 2003.    13,897,000       13,897,000

Total stockholders' equity (deficit)         957,000         (910,000)

                                         $41,447,000      $39,082,000


               The accompanying notes are an integral
               part of these financial statements


                UNION PLAZA HOTEL AND CASINO, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

           NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
               Amounts in thousands except per share data
                              (Unaudited)


                               NINE MONTHS ENDED    THREE MONTHS ENDED
                                   SEPTEMBER 30,         SEPTEMBER 30,
                                 2003      2002        2003      2002
Revenues:
  Casino                       $ 29,238  $ 27,173    $ 9,437     $ 8,615
  Food and Beverage               7,409     7,276      2,439       2,250
  Rooms                           8,756     8,395      2,857       2,635
  Other                           1,550     1,595        535         526

   Gross revenues                46,953    44,439     15,268      14,026
  Less promotional                4,996     4,944      1,730       1,568
   allowances
Net revenues                     41,957    39,495     13,538      12,458

Operating expenses:
 Casino                          14,883    14,608      5,076       4,591
 Food and Beverage                5,994     6,079      1,998       1,978
 Rooms                            3,472     3,193      1,183       1,254
 General and administrative       4,745     4,595      1,521       1,472
 Entertainment                      206       311         71         103
 Advertising and promotion        1,034     1,101        344         412
 Utilities and maintenance        5,043     4,948      1,967       1,903
 Depreciation and amortization    2,893     2,886        989         965
 Provisions for doubtful account     18        27        (15)         11
 Other costs and expenses           770       828        246         273


   Total operating expenses      39,058    38,576     13,380      12,962

   Operating income (loss)        2,899       919        158        (504)

Other income (expense):
 Gain on sale of assets              95       (16)        18         (19)
 Interest income                     10        20          5           5
 Interest expense                (1,137)   (1,262)      (380)       (429)
   Total other income (expense)  (1,032)   (1,258)      (357)       (443)

Income before income taxes       $1,867     $(339)     $(199)      $(947)
Income taxes                          -         -          -           -

Net Income (loss)                $1,867     $(339)     $(199)      $(947)

Earnings (loss) per common share $ 2.46    $(0.45)    $(0.26)     $(1.25)

            The accompanying notes are an integral
              part of these financial statements

             UNION PLAZA HOTEL AND CASINO, INC.

            CONSOLIDATED STATEMENT OF CASH FLOWS

           NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                        (Unaudited)

                                                2003           2002
Cash flows from operating activities:
 Cash received from customers              $ 41,944,000   $ 38,670,000
 Cash paid to suppliers and employees       (37,137,000)   (34,835,000)
 Interest received                               10,000         20,000
 Interest paid                               (1,029,000)    (1,394,000)
   Net cash provided by operating activities  3,788,000      2,461,000

Cash flows from investing activities:
 Proceeds from sale of property and equipment    95,000         21,000
 Purchase of property and equipment            (591,000)      (701,000)
   Net cash used in investing activities       (496,000)      (680,000)

Cash flows from financing activities:
 Principal payments on short term contracts    (121,000)      (707,000)
 Principal payments on capital lease           (378,000)      (348,000)
   Net cash used in financing activities       (499,000)    (1,055,000)

Net increase in cash and
  cash equivalents                            2,793,000        726,000
Cash and cash equivalents,
  at 12/31/02 & 12/31/01                      4,451,000      3,552,000

Cash and cash equivalents,
at 09/30/03 & 09/30/02                      $ 7,244,000    $ 4,278,000

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Net profit for period ended
  09/30/03 and 09/30/02                     $ 1,867,000     $ (339,000)

 Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization               2,893,000      2,886,000
  Gain Loss on sale of assets                   (95,000)        16,000
  Provision for doubtful accounts                18,000         27,000
(Increase) decrease in assets:
   Accounts receivable                          (13,000)        11,000
   Inventories                                  (12,000)         5,000
   Prepaid expenses                            (258,000)      (264,000)
   Other assets                                  (1,000)        45,000
Increase (decrease) in liabilities:
   Accounts payable                            (384,000)       211,000
   Accrued expenses                            (335,000)      (132,000)
   Accrued Interest                             108,000         (5,000)
     Total adjustments                        1,921,000      2,800,000

Net cash provided by operating
 activities                                $  3,788,000   $  2,461,000



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

In our opinion, the accompanying unaudited consolidated financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the results of our operations and cash flows for the nine-month periods ended September 30, 2003 and 2002. We suggest reading this report in conjunction with our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2002. The operating results and cash flows for the nine-month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results that will be achieved for the full year or future periods.


Note 2. - EARNINGS PER COMMON SHARE

Earnings per common share was computed by dividing net income by the weighted average number of shares of common stock outstanding during each period. The weighted number of shares outstanding was 757,419 during the nine months ended September 30, 2003 and September 30, 2002.

Note 3. - EMPLOYEE BENEFIT PLANS

The Company contributes to a discretionary executive bonus plan. During the first nine months of 2003, the Company authorized and distributed $417,000 according to this plan compared to a year ago when $188,000 was authorized. The Company also has a qualified profit sharing plan for eligible employees. Contributions to this plan are made at the discretion of the Board of Directors and benefits are limited to the allocated interests in fund assets. There have been no profit sharing plan contributions since 1996.

Note 4. - SELECTED RELATED PARTY TRANSACTIONS

The related party note payable of $32,900,000, as more fully described in Note 6, is payable to Exber, Inc., a 51.03% stockholder of the Company. Interest expense on this note was $1,025,000 and $1,175,000 for the nine months ended September 30, 2003 and 2002, respectively. In addition, the Company has a line of credit for $1,000,000 with Exber, Inc. to be used for normal operating requirements as needed. As of September 30, 2003 and December 31, 2002, the outstanding balance was $0.

The Company leases hotel and bus depot property from Exber, Inc. on a month-to-month basis under an operating lease commencing on July 1, 2001, with monthly payments of $104,000. The Company paid a total of $937,000 during each of the nine months ended September 30, 2003 and 2002.

During 2003 and 2002, the Company also financed various equipment purchases through Exber, Inc. that have been classified as capital leases. At September 30, 2003, capital leases included $2,890,000, not including interest, payable to Exber, Inc. Interest paid to Exber, Inc. on these capital leases during each of the nine months ended September 30, 2003 and 2002 was $112,000 and $83,000 respectively.

     UNION PLAZA HOTEL AND CASINO, INC.
UNAUDITED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)

Note 5 - CONTINGENCIES

     The Company has contingent liabilities with respect to lawsuits and other matters arising in the ordinary course of business. In the opinion of management, no material liability exists with respect to these contingencies.

Note 6 - LONG-TERM DEBT


Long-term debt consists of the following:

                                     September 30,  December 31,
                                          2003         2002
Related party note, as amended, payable
in monthly payments of interest only at
prime not to exceed 12%, until January
1, 2005, at which time the entire
balance plus interest is due.
The note is secured by a First Deed of
Trust on land and buildings.  The
effective rate of interest at
September 30, 2003 is 4.00%.           $32,900,000   $32,900,000



                                       $32,900,000   $32,900,000

NOTE 7 - SUPPLEMENTAL CASH FLOWS INFORMATION

                                        September 30,    September 30,
                                           2003             2002
Supplemental schedule of non-cash
  investing and financing activities:

Equipment acquired by direct financing  $1,712,000       $355,000

Note 8 - Reclassification of Items

Items in the 2002 financial statements have been reclassified to be consistent with the 2003 financial statement presentation. The reclassifications have no impact on net income for the nine months or three months ended September 30, 2003.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Gross revenues at the Company's hotel and casino were $15.3 million for the three months ended September 30, 2003, an increase of 8.9% from the $14.0 million net revenue reported in the same period a year ago. The current year improvements are attributed to solid gaming results, improvements in hotel occupancy, and increased food and beverage sales. Year-to-date revenue growth is 5.7% or $2.5 million over the results of a year ago primarily the results of a year ago primarily the result of a 7.6% improvement in gaming win.

Casino revenues increased by 9.5% in the 2003 third quarter, to $9,437,000 from $8,615,000 in 2002. Win from slot machines accounted for most of the improvement. Slot play continues to improve despite fewer slot machines on the gaming floor as slot customers continue to gravitate to ticket-in-ticket-out machines that generate more play compared to traditional coin dispensing games. Slot machines were also the beneficiary of steadily improving room occupancy rates during the quarter. Win from sports book operations improved by 37.8% as total activity in the casino continues to grow. Table game drop improved by nearly 10% although total win declined by 2.1% Last year's table game hold percentage was nearly two percentage points higher than this year's quarter when the hold percentage was closer to the year-to-date and historical hold percentage.

Room revenues were $2,857,000 in the third quarter of 2003 compared to $2,635,000 in the third quarter of 2002 representing an increase of 8.4%. Hotel occupancy averaged 87.1% during the third quarter of 2003, up ten percent over the third quarter of 2002. The company continues to aggressively market and price its rooms to maintain maximum occupancy especially during traditionally weak occupancy periods. While this aggressive marketing caused average daily room rates to decrease, the new lower average daily room rate has been offset by the increase in gaming win. Management plans to continue its efforts to market the rooms aggressively through advertising and direct mail programs and to also maintain and strengthen its average daily room rate by improving the hotel rooms and adjusting room rates on demand.

Food and beverage revenues improved to $2,439,000 in the 2003 third quarter, up from $2,135,000 in last year's quarter for a gain of 8.3%. Total food sales increased approximately 11.5% while beverage sales were up less than 2%. The number of guests served in the Company's restaurant increased by 3.3% during quarter combined with an approximate 10% increased in pricing.

For the quarter, operating income of $158,000 was up from an operating loss of $504,000 in the same period one year ago. The increase in operating income is primarily attributed to the improvement in gaming win mentioned above although that increase was partially offset by a 3.3% increase in operating costs. The increase in operating expenses was primarily the result of the increase in casino business during the quarter that affects gaming taxes, supplies, labor and other operational expenses. Casino operating costs were $5,076,000 in the third quarter of 2003, up from $4,591,000 in the 2002 quarter. The third quarter rise in operating costs compares to the year-to-date increase of 1.2%.

Despite the improvements in the reported operating income in the 2003 third quarter, the Company still generated a net loss of $199,000. The third quarter loss in the current year however, was an improvement of $748,000 over the loss reported a year ago. Interest expense in the third quarter declined to $380,000 from $429,000 last year reflecting a lower rate of interest on the Company's first mortgage debt. On a per share basis, the net loss was $0.26 a share versus $1.25 for the 2003 and 2002 third quarter respectively. Year-to-date net income for the Company at the end of the third quarters was $1,867,000 compared to a net loss of $339,000 for the first nine months of 2002. Per share, 2003 year-to-date net income is $2.46 compared to a net loss of $.45 for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 2003, the Company's primary source of liquidity was $7,244,000 in cash and cash equivalents and a $1,000,000 letter of credit secured by the Company's majority shareholder. Cash accounted for 17.5% of total assets at the end of the 2003 third quarter compared to 11.4% or $4,451,000 at December 31, 2002. The ratio of current assets to current liabilities was 1.8 to 1 at September 30, 2003 compared to
1.1 to 1 at December 31, 2002. Cash provided by operating activities was $3,788,000 for the first nine months of 2003, compared to $2,461,000 generated in the 2002 period. The increase in operating cash flows was the result of the sharp improvement operating income combined with a decline in interest paid during the first nine months of the year. Cash used in investing activities, primarily for the purchase of property and equipment was $496,000, net of gains on asset sales, versus $680,000 last year. Cash used in financing activities was $499,000 in 2003 compared to $1,055,000 in 2002. During the second half of 2002, the Company paid off a number of short-term slot purchase contracts thereby lowering the dollar amount of payments in 2003. During 2003 however, the Company has entered into a number of capital leases for slot machines and slot related equipment that will have an impact of financing payments in future periods. Total obligations under capital leases expanded to $2,890,000 from $1,595,000 at December 31, 2002.

Prepaid expenses increased to $1,109,000 from $851,000 at year-end but were up just $52,000 compared to September of 2002. The increase in prepaid expense compared to last year's period is due to timing issues and increased gaming taxes and general insurance. Inventories and accounts receivable assets have mostly remained unchanged since December 31, 2002. Combined accounts payable and accrued liabilities declined by $715,000 or 13.3% since December 31, 2002 but have actually increased by $383,000 or 8.9% compared to the same period a year ago. The change in accounts payable and accrued liabilities is attributed to timing differences of bills received and paid.

Contractual Obligations

                             Payments Due By Period

                         Less Than 1                         More Than 5
              Total          Year     1-3 Years    3-5 Years    Years

Long-Term   $32,900,000  $   -        $  -        $32,900,000   $  -
 Debt

Capital
 Lease        2,890,000   804,000    1,679,000       407,000       -
 Obligations

Operating          -         -           -              -          -
 Leases

Purchase
 Obligations       -         -           -              -          -

Other Long-Term
 Liabilities       -         -           -              -          -

Total       $35,790,000  $804,000   $1,679,000   $33,307,000    $  -


RECENT DEVELOPMENTS

	On December 6, 2002, the Company; the Plaza Subsidiary; Exber, Inc., a Nevada corporation ("Exber"); Gaughan South Corp., a Nevada corporation (Gaughan South"); and Barrick Corporation, a Nevada corporation ("Barrick") entered into an Agreement of Purchase and Sale (the "Purchase Agreement"). The Purchase Agreement contemplates that the Company, the Plaza Subsidiary, Exber and Gaughan South will sell to Barrick the assets, with certain exceptions, associated with the Las Vegas Club Hotel and Casino, Plaza Hotel and Casino, Gold Spike Hotel and Casino, and Western Hotel and Casino, including the Ambassador Hotel. The aggregate cash purchase price to be paid by Barrick is $82 million, of which $55.5 million is allocated under the Purchase Agreement to the Plaza Hotel and Casino and the associated personal property. Amounts paid to the Company in respect of the Purchase Agreement are subject to the existing obligations of the Company not assumed by Barrick (totaling approximately $41,000,000 at October 31, 2003). Such obligations must be paid out of the proceeds from the sale before any funds will be available to the stockholders in any liquidation event. As the primary lender to the Company, Exber will be paid a substantial amount of the funds paid in repayment of the Company's indebtedness. The Purchase Agreement provides that, with certain exceptions, Barrick will hire the employees of the sellers on terms and conditions comparable to those of the respective sellers as of December 6, 2002, or on the terms and conditions of applicable collective bargaining agreements.

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

2. Early termination under the Hart-Scott-Rodino Antitrust Improvements Act of 1976,was granted on May 19, 2003.

The Company has not yet scheduled a meeting of stockholders to request approval of the stockholders for the Purchase Agreement. The Company has submitted a draft Proxy Statement to the Security and Exchange Commission for their review. Once the review process is completed the Company will schedule the meeting of stockholders to vote on the transaction.

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


PART II. - OTHER INFORMATION

Item 6. - Exhibits

(a) Exhibits

10.08 28 IGT EZ Pay Parts - Equipment Lease
10.09 65 IGT Game - Equipment Lease
99.01 Certifications Pursuant to 18 U.S.C Section 1350

                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              UNION PLAZA HOTEL AND CASINO, INC.
                        (REGISTRANT)


Date:   November 10, 2003             /S/ JOHN D. GAUGHAN
                                      JOHN D. GAUGHAN, Chief
                                      Executive Officer


Date:   November 10, 2003             /S/ ALAN J. WOODY
                                      ALAN J. WOODY, Chief
                                      Financial Officer

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


  /s/ JOHN D. GAUGHAN

JOHN D. GAUGHAN
Chairman of the Board and
Chief Executive Officer
November 10, 2003

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

  /s/ ALAN J. WOODY

ALAN J. Woody
Vice President and
Chief Financial Officer
November 10, 2003



